Form 10-Q
period 1993-12-31
TRINITY INDUSTRIES LEASING CO
filed 1994-02-09
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


Commission file number   1-8099


               TRINITY INDUSTRIES LEASING COMPANY
     (Exact name of registrant as specified in its charter)

Incorporated Under the Laws                       75-1640393
 of the State of Delaware                      (I.R.S. Employer
                                              Identification No.)

  2705 S. State Street
  Chicago Heights, IL                                60411
  (Address of Principal                           (Zip Code)
   Executive Offices)

  Registrant's Telephone Number,
      Including Area Code                       (708) 758-8119




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

                                        Yes    X     No

                              1,000


(Number of shares of common stock outstanding as of December 31, 1993)



                               Part I

Item I - Financial Statements


                Trinity Industries Leasing Company
                          Balance Sheet
                           (unaudited)
                 (in millions except share data)



                                           December 31   March 31
                                              1993         1993
Assets

Cash and cash equivalents. . . . . . . . . . $  0.1       $  0.2

Note receivable from Trinity . . . . . . . .   87.7         77.2

Equipment on lease (predominantly
  long-term), at cost. . . . . . . . . . . .  544.2        536.7

Less accumulated depreciation. . . . . . . . (139.7)      (132.3)

Other assets . . . . . . . . . . . . . . . .    8.9          8.8
                                             $501.2       $490.6



Liabilities and Stockholder's Equity


Accounts payable and accrued liabilities . . $  6.9       $  8.1


Long-term debt . . . . . . . . . . . . . . .  240.6        244.0


Deferred federal income tax. . . . . . . . .   98.0         98.0


Other liabilities. . . . . . . . . . . . . .    3.6          4.7

Stockholder's equity:

  Common stock $1 par; authorized 10,000
   shares; issued 1,000 shares . . . . . . .     -            -
  Capital in excess of par value . . . . . .   19.3         19.3
  Retained earnings. . . . . . . . . . . . .  132.8        116.5
                                              152.1        135.8
                                             $501.2       $490.6

Trinity Industries Leasing Company
Statements of Income
and Retained Earnings
(unaudited)
(in millions)

                                              Nine Months Ended
                                                 December 31
                                               1993       1992


Revenues . . . . . . . . . . . . . . . . . .  $ 63.4     $ 59.2

Operating costs:
 Cost of revenues. . . . . . . . . . . . . .    33.0       32.7
 Interest expense. . . . . . . . . . . . . .    18.0       21.1
                                                51.0       53.8

Operating profit . . . . . . . . . . . . . .    12.4        5.4

Other income:
 Interest income (including $3.8
  and $6.8 from Trinity in 1993
  and 1992, respectively). . . . . . . . . .     3.8        6.8
 Other, net. . . . . . . . . . . . . . . . .     0.6        0.1
 Income maintenance fees . . . . . . . . . .      -         1.4
                                                 4.4        8.3
Income before income taxes and cumulative
 effect of change in accounting for income
 taxes . . . . . . . . . . . . . . . . . . .    16.8       13.7

Provision for income taxes:
  Current. . . . . . . . . . . . . . . . . .     0.6        0.1
  Deferred . . . . . . . . . . . . . . . . .     5.4        4.7
  Effect of statutory rate increase. . . . .     2.6         -
                                                 8.6        4.8

Income before cumulative effect of
 accounting change for income taxes. . . . .     8.2        8.9

Cumulative effect as of April 1, 1993 of
 change in method of accounting for income
 taxes . . . . . . . . . . . . . . . . . . .     8.1         -

Net income . . . . . . . . . . . . . . . . .    16.3        8.9

Retained earnings at beginning of year . . .   116.5      104.8

Retained earnings at end of period . . . . .  $132.8     $113.7

Trinity Industries Leasing Company
Statements of Income
and Retained Earnings
(unaudited)
(in millions)

                                             Three Months Ended
                                                December 31
                                               1993      1992


Revenues . . . . . . . . . . . . . . . . . .  $ 24.4    $ 22.8

Operating costs:
 Cost of revenues. . . . . . . . . . . . . .    13.1      12.3
 Interest expense. . . . . . . . . . . . . .     5.9       7.0
                                                19.0      19.3

Operating profit . . . . . . . . . . . . . .     5.4       3.5

Other income:
 Interest income (including $1.3
  and $2.1 from Trinity in 1993
  and 1992, respectively). . . . . . . . . .     1.3       2.1
 Other, net. . . . . . . . . . . . . . . . .     0.4       0.1
                                                 1.7       2.2
Income before income taxes . . . . . . . . .     7.1       5.7

Provision for income taxes:
  Current. . . . . . . . . . . . . . . . . .     0.7        -
  Deferred . . . . . . . . . . . . . . . . .     1.9       2.0
                                                 2.6       2.0

Net income . . . . . . . . . . . . . . . . .     4.5       3.7

Retained earnings at beginning of period . .   128.3     110.0

Retained earnings at end of period . . . . .  $132.8    $113.7

Trinity Industries Leasing Company
Statement of Cash Flows
(unaudited)
(in millions)

                                                Nine Months Ended
                                               December 31
                                                1993       1992

Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . .  $ 16.3     $  8.9

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation . . . . . . . . . . . . . . .    15.1       12.4
   Deferred provision for federal income
    tax . . . . . . . . . . . . . . . . . . .     5.4        4.7
   Gain on retirement of equipment. . . . . .    (1.9)      (0.1)
   Cumulative effect of change in accounting
    for income taxes. . . . . . . . . . . . .    (8.1)        -
   Effect of statutory tax rate increase. . .     2.6         -
   Other. . . . . . . . . . . . . . . . . . .     0.7        0.7
   Changes in assets and liabilities:
    Increase in other assets. . . . . . . . .    (0.1)      (0.3)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . .    (1.2)       0.6
    Decrease in other liabilities . . . . . .    (1.1)      (1.3)
     Total adjustments. . . . . . . . . . . .    11.4       16.7
   Net cash provided by operating
    activities. . . . . . . . . . . . . . . .    27.7       25.6


Cash flows from investing activities:
 Proceeds from retirement of equipment. . . .    13.1        0.7
 Capital expenditures . . . . . . . . . . . .   (27.0)     (55.7)
   Net cash required by investing
    activities. . . . . . . . . . . . . . . .   (13.9)     (55.0)


Cash flows from financing activities:
 Increase in note receivable from parent. . .   (10.5)     (12.5)
 Payments to retire long-term debt. . . . . .   (22.8)     (17.5)
 Proceeds from issuance of long term debt . .    20.0       60.0
 Decrease in long-term obligation under
  capital lease . . . . . . . . . . . . . . .    (0.6)      (0.5)
    Net cash provided (required) by
     financing activities . . . . . . . . . .   (13.9)      29.5

Net increase (decrease) in cash
  and cash equivalents. . . . . . . . . . . .    (0.1)       0.1

Cash and cash equivalents at beginning of
 year . . . . . . . . . . . . . . . . . . . .     0.2        0.1

Cash and cash equivalents at end of period. .  $  0.1     $  0.2

The foregoing financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of December 31, 1993 and March 31, 1993 and the results of operations for the three and nine month periods ended December 31, 1993 and 1992 and cash flows for the nine month periods ended December 31, 1993 and 1992, in conformity with generally accepted accounting principles, have been made.



               Trinity Industries Leasing Company
                  Notes to Financial Statements
                        December 31, 1993

Income Taxes

Effective April 1, 1993, the Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, the Registrant has elected not to restate the financial statements of any prior period. The effect of the change on pretax income for the period ended December 31, 1993 is not material. The cumulative effect of applying the change in accounting method is a decrease in the Registrant's deferred tax liability and a nonrecurring credit of $8.1 million.

The net deferred tax liability at April 1, 1993 is $89.9 million and is comprised primarily of the excess of tax depreciation over financial statement depreciation. All other items are not material.



               Trinity Industries Leasing Company
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The Registrant is a wholly-owned subsidiary of Trinity Industries, Inc. ("Trinity").

                        Financial Condition

The increase in 'Note receivable from Trinity' at December 31, 1993 compared to March 31, 1993 is due to cash, not required for operations, loaned to Trinity, at prevailing market rates and partially offset by equipment purchases from Trinity.

                       Results of Operations

              Nine months Ended December 31, 1993 vs.
                Nine Months Ended December 31, 1992

'Revenues' increased principally due to additional railcars placed on lease, partially offset by a decrease in barge revenues resulting from an abatement in barge traffic caused by flooding in the midwestern United States.

'Operating profit' increased principally due to rising railcar revenues from fleet additions, coupled with a reduction of interest expense resulting from the conversion of the Registrant's 6.75 percent debentures into shares of Trinity's common stock in the 4th quarter of fiscal 1993. The increase was partially offset by lower barge operating profits due to conditions stated above, along with a marginal increase in railcar maintenance and repair expenses of $0.2 million.

             Three Months Ended December 31, 1993 vs.
               Three Months Ended December 31, 1992


'Operating profit' increased principally due to rising railcar revenues from fleet additions, combined with a decrease in railcar repair and maintenance expenses resulting from a reduction of scheduled program repairs, coupled with a reduction in interest expense resulting from the conversion of the Registrant's 6.75 percent debentures discussed above.


                              PART II

Item 6 - Exhibits and Reports on Form 8-K.

No Form 8-K was filed during the quarter.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Trinity Industries Leasing Company



                              By:F. Dean Phelps
                                 F. Dean Phelps
                                 Vice President



February 9, 1994