Form 10-K
period 1994-03-31
TRINITY INDUSTRIES LEASING CO
filed 1994-06-28
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               Form 10-K

   (Mark One)
  --
 |X |      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --                 SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1994

                                  OR
  --
 |  |      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --                 SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                          to

   Commission File Number 1-8099

                       Trinity Industries Leasing Company
            ( Exact name of registrant as specified in its charter)

         Delaware                                       75-1640393
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

   2705 South State Street
     Chicago Heights, IL                                    60411
(Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code  (708) 758-8119

        Securities Registered Pursuant to Section 12(b) of the Act

                                               Name of each exchange
          Title of each class                   on which registered

                 N/A                                     N/A



             Securities Registered Pursuant to Section 12(g) of the Act:

                                     None



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. --
                                            |X |
                                             --

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is none as of March 31, 1994.

                                        1,000

         ( Number of Shares of common stock outstanding as of May 27, 1994)





                                                                          PART I

Item 1. Business.

   General Development of Business. Trinity Industries Leasing Company, (the "Registrant") was incorporated under the laws of the State of Texas in 1979. On April 4, 1988, the Registrant reorganized as a Delaware corporation by Registrant's merger into a wholly-owned subsidiary of the same name.

   Narrative Description of Business and Financial Information About Industry Segments. The Registrant is engaged in the business of leasing specialized types of railcars, consisting of both tank railcars and hopper railcars, the operation of river hopper barges, and the leasing of liquefied petroleum gas ("LPG") tanks, (the "Equipment"). The revenues and profits from LPG tank leases are not significant to the operations of the Registrant and are included in the Railcar Leasing segment for reporting purposes. At March
31, 1994, the Registrant had under lease 10,366
railcars, including 6,458 tank cars and 3,908 hopper cars, and operated 219 river hopper barges.
Included in railcars under lease are 1,839 railcars (1,388 tank cars and 451 hopper cars) that are owned by third parties and subleased to the Registrant's customers. Substantially all of the Equipment is manufactured by the Registrant's parent company, Trinity Industries, Inc. ("Trinity").

   In addition to the overall condition of the United States economy, the volume of Equipment purchased and leased by the Registrant depends upon a number of factors, including the demand for Equipment manufactured by Trinity, the cost and availability of funds to finance the purchase of Equipment, Trinity's decisions to solicit orders for the purchase or lease of Equipment and factors which may affect the decisions of Trinity's customers as to whether to purchase or lease Equipment.

   Both the decision by Trinity regarding whether to solicit orders from customers for the purchase or lease of Equipment and the customer's decision regarding whether to buy or lease the Equipment are influenced by the relative abilities of Trinity (on a total enterprise basis) and the customer to realize the benefit of accelerated tax depreciation associated with ownership of the Equipment. The decision is also influenced by the relative costs of funds to Trinity (on a total enterprise basis) and to the customer to finance the purchase of the Equipment and the relative perceptions by Trinity and the customer of the residual value of the Equipment at the end of the lease term.

   Other significant factors which may affect the decision of Trinity's customers whether to lease or buy Equipment include the willingness of the customer to commit its resources to finance the acquisition of the Equipment and whether the customer expects that its need for the Equipment will be short-term or long-term, which may be affected by the nature of its industry.

   Additional information concerning the Registrant's business and financial information about industry segments is contained in this report under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 8 and in the Financial Statements and Notes to Financial Statements on pages 9 through 15.

   Types of Leases. The Registrant uses the operating method to account for its leases. The Registrant records its cost as an investment in the Equipment leased. Depreciation expense is provided for financial reporting purposes on the straight-line method over the estimated useful life of the Equipment. For federal income tax purposes, depreciation expense is provided using accelerated methods.

   Operating leases may be either "full service" or "net" leases. Under full service leases, the Registrant is responsible for the maintenance and repair of the Equipment, modifications required to meet governmental or industry safety or other standards, the costs of insuring the Equipment, and ad valorem and other taxes. Under full service leases, the Registrant bears the risk of an uninsured loss of the Equipment. Under net leases, these matters are the responsibility of the lessee.

   Railcar Leasing. The Registrant's railcars are leased to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply their own railcars to the railroads. The practice of United States railroads using privately-owned railcars developed because many types of commodity shipments were best handled in specialized railcars. The railroads either did not or were not in a position to supply these specialized railcars to shippers, and railcar leasing companies have come into existence as a result. Federal laws and regulations provide that it is the duty of common carrier railroads to furnish such railcars as may be reasonably necessary for the transportation of all commodities they hold themselves out as carrying, except that they have no obligation to supply tank railcars and no right to exclude tank railcars provided to shippers for loading on the railroads' lines. Railroads also have the exclusive right to furnish railcars other than tank railcars. Use of other privately-owned railcars is, therefore, optional with the railroads, and they are not required to use them if they are able to furnish railcars of their own. The approval of the railroad on which privately-owned railcars (other than tank railcars) are to be used is required before such railcars may be placed in service or assigned to handle traffic. The approval, known as OT-5, is obtained fairly easily in periods of railcar shortages, but in periods of oversupply, railroads may cancel OT-5 approvals or decline to grant new approvals.

   The number of railcars purchased in each of the last five fiscal years and all railcars purchased as a group prior to fiscal 1990 with the remaining economic life of the railcars in the lease fleet are detailed below. The remaining economic life for railcars purchased prior to fiscal 1990 is based on a weighted average. Some prior year totals have been adjusted to more accurately reflect amounts presented in the fiscal 1993 report.

                                                                Prior to
     Year of purchase        1994   1993   1992   1991   1990     1990


Tank Cars                     125    637    548    387    170      3,203
Remaining economic life        30     29     28     27     26         20

Hopper Cars                   239    459    307    270      0      2,182
Remaining economic life        25     24     23     22     21         12

   The terms of the Registrant's railcar leases predominantly vary from one to fifteen years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. The average remaining lease term for the fleet is approximately 6 years for tank cars and 5 years for hopper cars. Under full service leases, if the Registrant makes a modification required by governmental or industry standards, the monthly car rental is increased on the basis of a prescribed formula.

   The Registrant has the responsibility for maintaining its railcars in good condition and repair in accordance with the interchange rules of the Association of American Railroads ("AAR"). The AAR rules governing railroad equipment require the railroads to be responsible for the condition of railcars traveling on their lines and, accordingly, the railroads are entitled to make all repairs on such railcars. The cost of repairs is governed by AAR guidelines. Although most railroads generally have the capability to make repairs, they usually prefer to limit their involvement to routine maintenance. If a railroad chooses not to repair a car, the Registrant is notified and makes arrangements for one of its facilities or another private maintenance facility to perform the necessary repairs. Written estimates are required from all repair facilities prior to the repair being performed.

   Maintenance and repair of new railcars is normally minor in nature and cost. Typical repairs include replacement of brake shoes, repairs of safety equipment, testing of air brake equipment and replacement of wheels. As the railcars age, the frequency of repair and maintenance and the associated expenses normally increase. Most maintenance and repair expenses are a result of a combination of circumstances, including the number of miles traveled, condition of railroad tracks traveled, condition of the roadbed, terrain traveled, weight, nature and balance of cargo, train handling (including speed and coupling procedures) and loading and unloading methods. As the railcars age, increased maintenance and repair expenses may have an effect on the Registrant's results of operations.

   Barge Operations. Most freight moving on the more than 25,000 miles of United States inland waterways is carried in unmanned, non self-propelled river barges concentrated in groups or strings and either pushed by tugboat or pulled by towboat. Tank barges and hopper barges are the two principal types of barges in use on the inland waterways. Hopper barges are used to transport solid commodities in bulk or packages.

   The Registrant owns 219 river hopper barges (the "Barges") which are operated under an agreement which provides for management of the barges. The barges are generally used for movement of commodities on the inland waterway system, primarily the Mississippi and Missouri Rivers. This arrangement may continue indefinitely unless the barges are sold or leased by the Registrant.

   Marketing. The Registrant generates its railcar leases through employees of Trinity who are employed to sell or lease railcars. Proposals are submitted to prospective customers on a basis which permits the customer to either purchase or lease the railcars.

   In addition to the railcar marketing personnel, Trinity employs customer service, fleet management and accounting personnel on behalf of the Registrant.

   Competition. The businesses in which the Registrant is engaged are highly competitive, and there are a number of well-established companies which actively compete with the Registrant in the business of owning and leasing railcars. There are also a number of banks, investment partnerships and other financial institutions which compete with the Registrant in railcar leasing. The principal competitive factors in leasing railcars include price and other terms of the lease, proximity of the manufacturing plant to the customer's loading point, quality of equipment, and delivery time. The principal competitive factor in barge shipping is price.

   Regulations. The Registrant is not a common carrier and is not subject to the comprehensive federal and state regulation of common carriers as to rates and other matters. There are certain areas, however, in which the Registrant's operations are or can be affected by governmental regulation and by rules adopted as standards by the railroad industry.

   To be eligible for operation on United States railroads, all railroad freight railcars must be built to meet construction specifications and standards of the AAR. In addition, all such railcars must meet certain federal regulations with respect to safety appliances and features which are promulgated and administered by the U.S. Department of Transportation ("DOT"). The manufacturer is obligated to make sure that its railcars meet such requirements.

   Operation of freight railcars in railroad interchange service is subject to the AAR Interchange Rules. These rules prescribe mechanical, maintenance and related standards and provide a method for placing responsibility for maintenance and repair on all railcars operated in interchange between railroads. Under its full-service leases, the Registrant is responsible for meeting the maintenance and repair standards of the AAR Interchange
Rules.

   Operation and maintenance of freight railcars are also subject to federal regulation by DOT under the Federal Railroad Safety Act. DOT may periodically require modifications to existing railcars for safety reasons.

   Owners of vessels, such as the Barges, which are operated for hire and which are restricted in their operations solely to transportation of bulk commodities are exempt from regulation by the Interstate Commerce
Commission ("ICC").

   Relationship of the Registrant with Trinity. The Registrant's business consists principally of leasing Equipment purchased from Trinity. Such Equipment is purchased at prices comparable to the prices for Equipment sold by Trinity to third parties. The determination of the price to be paid to Trinity is made by the Registrant's officers, all of whom are also officers of Trinity.

   Although Trinity is not contractually obligated to offer to the Registrant Equipment proposed to be leased by Trinity's customers, it is Trinity's intention to effect all such leasing transactions through the Registrant. Similarly, while the Registrant is not contractually obligated to purchase from Trinity any Equipment proposed to be leased, the Registrant intends to purchase and lease all Equipment which Trinity's customers desire to lease when the lease rentals and other terms of the proposed lease are satisfactory to the Registrant, subject to the availability and cost of funds to finance the acquisition of the Equipment.

   Trinity has entered into an agreement (the "Fixed Charges Coverage Agreement") with the Registrant whereby Trinity is obligated to make such payments to the Registrant as may be required to maintain the Registrant's net earnings available for fixed charges (as defined) at an amount equal to not less than one and one-half times the fixed charges (as defined) of the Registrant. The Fixed Charges Coverage Agreement will terminate in accordance with its terms at such time as (i) all amounts payable by the Registrant under the 10 5/8% Equipment Trust Certificates due January 31,
1995 have been paid in full and (ii) the Registrant shall have delivered a certificate of its certified public accountants demonstrating that net earnings available for fixed charges, without considering any payments by Trinity, have been not less than 1.5 times fixed charges in each of the five then most recently completed fiscal years; provided that the Registrant and Trinity may agree in connection with "Future Financing Agreements" to maintain the Fixed Charges Coverage Agreement in force and effect during the term of such "Future Financing Agreements." The Fixed Charges
Coverage Agreement also provides that neither Trinity nor the Registrant will amend, modify or terminate or waive the observance of the Fixed Charges Coverage Agreement without the prior written consent of the holder of (i) at least 66 2/3% of the outstanding principal amount of the 10 5/8%
Equipment Trust Certificates due January 31, 1995 and (ii) at least the requisite percentage of "Benefitted Holders" under "Future Financing Agreements". The Fixed Charges Coverage Agreement further provides that the holders of the 10 5/8% Equipment Trust Certificates due January 31,
1995, are, and the holders of any other indebtedness incurred by the Registrant under any agreement designated by the Registrant as a "Future Financing Agreement" may be designated, with the acceptance of Trinity, "Benefitted Holders". Any Benefitted Holder may enforce the Fixed Charges Coverage Agreement directly against Trinity. (See 'Income maintenance fees from Trinity' in Statements of Income and Retained Earnings on page
10).

   The holders of the 15.5% Equipment Trust Certificates due September
15, 1995, the holders of the 12.875% Equipment Trust Certificates due
December 31, 1996, the holders of the 11.55% Equipment Trust
Certificates due November 30, 1997, the holders of the 8.75% Equipment
Trust Certificates due March 31, 1999, the holders of 10.25% Equipment
Trust Certificates due January 31, 2000, the holders of the 10.2%
Equipment Trust Certificates due October 31, 1998, the holders of the
9.44% Equipment Trust Certificates due September 3, 2001, the holders of the 8.24% Equipment Trust Certificates due June 30, 2002, the holders of the 7.65% Equipment Trust Certificates due December 31, 2002, the holders of the 6.96% Equipment Trust Certificates due June 24, 2003, the Trustee in the Leveraged Lease financing dated as of April 1, 1985, and Greyhound Leasing and Financial Corp. and CIT Group/Equipment Financing,
Inc. (Lessors in single investment leases) and Pitney Bowes Credit Corp. (Lessor in two investment leases) have been designated "Benefitted
Holders," and the requisite percentage of the holders of such Certificates for the aforementioned consent is 66 2/3%.

   Under a tax allocation agreement between Trinity and its subsidiaries, a consolidated federal income tax return is filed by the group, and it is agreed that each subsidiary will pay to Trinity an amount equal to its proportionate share of the consolidated federal income tax liability of the group, but not in excess of the amount that the subsidiary would pay if it were filing a separate federal income tax return. Similarly, if there is a tax benefit by virtue of a net operating loss, the entity to which such benefit is attributable is entitled to receive from all the other entities payment of an amount equal to the tax benefit within 90 days after the end of the applicable taxable year. Additionally, if Trinity is not able to fully recognize the benefit of a consolidated net operating loss, each entity contributing to the net operating loss will receive its proportionate share of the tax benefit recognized by Trinity.

   The Registrant has an arrangement with Trinity whereby it pays Trinity for furnishing certain staff functions, including financial and data processing services. In addition, marketing and primary administration are provided by employees of Trinity. Such payments are based on Trinity's cost of providing such services, including allocation of overhead.

   Employees. At March 31, 1994, approximately 20 persons participated in the Registrant's operations, all of whom were employees of Trinity.

Item 2.  Properties.

   The Registrant owns no significant physical properties other than the Equipment it leases. All office space and equipment necessary to the Registrant's business are provided by Trinity.

Item 3.  Legal Proceedings.

   The Registrant is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Registrant's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.




                                                                         PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

   All of the issued and outstanding shares of common stock of the Registrant are owned by Trinity Industries, Inc. and are not traded on any exchange or otherwise. No dividends were declared or paid during the last two fiscal years.

Item 6.  Selected Financial Data.
          (in millions)
                                                Year Ended March 31
                                    1994     1993     1992     1991     1990
 Operating results:
  Revenues. . . . . . . . . . . .  $104.6   $ 79.6   $ 71.5   $ 64.3   $ 63.5
  Income maintenance fees
   from Trinity . . . . . . . . .  $  -     $  1.4   $  0.5   $  -     $  -

  Net income. . . . . . . . . . .  $ 19.1   $ 11.7   $ 10.7   $  8.9   $ 10.6
At year-end:
  Total assets. . . . . . . . . .  $495.1   $490.6   $519.1   $463.4   $464.0

  Total long-term debt
   and obligation under
   capital lease. . . . . . . . .  $236.0   $244.0   $291.3   $244.1   $259.5

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Financial Condition. The increase in 'Note receivable from Trinity' at March 31, 1994 compared to March 31, 1993 is due principally to cash, not required for normal operations, loaned to Trinity at prevailing market rates, and partially offset by equipment purchases from Trinity. The decrease in 'Long-term debt' at March 31, 1994 compared to March 31, 1993 is due primarily to scheduled principal payments, and partially offset by additional borrowings for Equipment Trust Certificate Series 11 during the first quarter of fiscal year 1994.

   Operations.  The increase in revenues in fiscal 1994 compared to fiscal
1993 is due principally to equipment additions in the railcar segment, coupled with sales of selected railcar types previously for lease. The increase was slightly offset by the loss of revenues associated with the railcar sales, and by an abatement in barge traffic caused by flooding in the midwestern United States during the first and second quarters of fiscal
1994. Revenues increased in fiscal 1993 compared to fiscal 1992 due principally to equipment additions in the railcar segment, along with an increase in barge operations revenues primarily caused by increased transportation activity during the period. Operating profit increased in fiscal 1994 compared to fiscal 1993 due principally to a decrease in interest expense resulting primarily from the conversion of the Registrant's 6.75 percent debentures into shares of Trinity's common stock in the fourth quarter of fiscal 1993, along with equipment additions in the railcar segment. Operating profit increased in fiscal 1993 compared to fiscal 1992 due to a decrease in overall railcar maintenance expenses, as well as a reduction in the provision for property taxes due to the recognition of tax refunds, offset by an increase in interest expense resulting from additional borrowings for Equipment Trust Certificate Series 9 during the first quarter of fiscal 1993 and series 10 in the third quarter of fiscal 1993.

   Revenue data on the average number of railcars and barges owned during the last five fiscal years is shown below. Revenues exclude proceeds from the sale of railcars and barges, and lease revenues from railcars not owned by the Registrant.

                                            Year Ended March 31
                                   1994      1993     1992     1991    1990
   Average railcars owned          8,589     8,064    7,338    6,858    6,516
   Average revenue per railcar    $6,578    $6,164   $6,106   $5,789   $5,955

   Average barges owned              219       220      221      222      222
   Average revenue per barge     $84,475  $102,272  $94,570  $94,595  $98,620



  Interest income decreased in fiscal 1994 and fiscal 1993 compared to the preceding years principally due to a reduction in the prime-based lending rate.

   Neither the Railcar Leasing segment or the Barge Operations segment contributed in a materially disproportionate way to revenues, operating profit, or cash flows during fiscal 1994 as compared to prior years.

   The provision for income taxes was 35.0% in fiscal 1994, 34.0% in fiscal 1993, and 35.0% in fiscal 1992. (See Income Taxes in Notes to Financial Statements).

   Effective April 1, 1993, the registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, the Registrant has elected not to restate the financial statements of any prior period. The effect of the change on pretax income for the period ended March 31, 1994 is not material. The cumulative effect of applying the change in accounting method is a decrease in the Registrant's deferred tax liability and a nonrecurring credit of $8.1 million.

   Liquidity and Financial Resources. Liquidity for the leasing business differs significantly from that of industrial companies. Inflows of cash including lease and rental revenue, investment income and other income, and outflows of cash, including interest, maintenance, insurance and other operating expenses are reasonably determinable. Generally, excluding acquisition of Equipment for lease, sufficient funds are generated from operations to meet liquidity requirements. Sources of funds are principally from operations, borrowings and when required, quarterly payments from Trinity under the Fixed Charges Coverage Agreement. To the extent that funds generated from operations cannot provide adequate funds for investment in new assets for lease objectives or the timing of funds cannot be satisfactorily matched, external short-term or long-term financing may be required. In fiscal 1994, the combination of net cash provided by operating activities ($32.3 million) and net cash required by financing activities ($21.6 million) were required to fund the net investment in equipment purchased from Trinity ($10.7 million). Short-term financing for working capital and to temporarily finance additional Equipment purchases is generally available from Trinity or from lines of credit from banks. Capital resources represent those funds available for long-term financing and major business commitments of the Registrant. For a leasing company, the capital assets available for lease are the principal resource of the business. For a leasing company to expand and grow, it is necessary to purchase additional capital assets.

  The average age of the Registrant's railcar fleet is approximately 7.8 years. The average economic life of the fleet is expected to be twenty five to thirty years. As the railcars age, increased maintenance and repair expenses may have an effect on the Registrant's results of operations. Capital expenditures for fiscal 1994 were $37.6 million. Capital expenditures projected for fiscal 1995 are approximately $12.5 million. Long-term financing needs have been and are expected to be met through the issuance of equipment trust certificates, and from time to time, the public offering of debt securities.

   The volume of Equipment purchased and leased by the Registrant is affected by the ability of the Registrant to obtain long-term external financing at satisfactory rates and on satisfactory terms and conditions. If the Registrant is unable to obtain satisfactory long-term financing from third parties, it is likely that the only other source of external funds available to the Registrant would be borrowings from Trinity. The Registrant was formed in large part to provide a vehicle to obtain financing for the lease of Equipment independent of Trinity. The need for Trinity to finance the Registrant's acquisition of Equipment may make it less desirable for Trinity to offer its customers the option of leasing rather than purchasing
Equipment, and it may be expected that Trinity will be willing to provide only a limited amount of funds to the Registrant to meet the Registrant's financing requirements, except on an interim basis. The Registrant's results of operations in future periods will be affected by the volume of Equipment purchased and leased.

   Inflation. Changes in price levels did not significantly affect the Registrant's operation in fiscal 1994, 1993 or 1992.

Item 8.  Financial Statements and Supplementary Data.
                                                          Page
Report of independent auditors . . . . . . . . . . .        8
Balance sheets . . . . . . . . . . . . . . . . . . .        9
Statements of income and retained earnings . . . . .       10
Statements of cash flows . . . . . . . . . . . . . .       11
Notes to financial statements. . . . . . . . . . . .       12
Supplemental information . . . . . . . . . . . . . .       15





                                     Report of Independent Auditors


Board of Directors
Trinity Industries Leasing Company

We have audited the accompanying balance sheets of Trinity Industries Leasing Company as of March 31, 1994 and 1993, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Industries Leasing Company as of March 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As more fully discussed in the Notes to Financial Statements, the Company changed its method of accounting for income taxes.

ERNST & YOUNG

Dallas, Texas
May 10, 1994

                  Trinity Industries Leasing Company
                           Balance Sheets
                  (in millions except share data)

                                                   March 31
                                                1994      1993
Assets

Cash and cash equivalents. . . . . . . . . .   $  0.2    $  0.2

Note receivable from Trinity . . . . . . . .     90.8      77.2

Equipment on lease (predominantly
 long-term), at cost . . . . . . . . . . . .    536.1     536.7

Less accumulated depreciation. . . . . . . .   (139.9)   (132.3)

Other assets . . . . . . . . . . . . . . . .      7.9       8.8
                                               $495.1    $490.6



Liabilities and Stockholder's Equity

Accounts payable and accrued liabilities . .   $  3.9    $  8.1

Long-term debt . . . . . . . . . . . . . . .    236.0     244.0

Deferred federal income tax. . . . . . . . .     95.8      98.0

Other liabilities. . . . . . . . . . . . . .      4.5       4.7
                                                340.2     354.8
Stockholder's equity:
 Common stock $1.00 par; authorized
  10,000 shares; issued 1,000
  shares at March 31, 1994 and
  1993, respectively . . . . . . . . . . . .      -         -

  Additional paid-in capital . . . . . . . .     19.3      19.3
  Retained earnings. . . . . . . . . . . . .    135.6     116.5
                                                154.9     135.8
                                               $495.1    $490.6


See accompanying notes to financial statements.

                  Trinity Industries Leasing Company
                        Statements of Income
                        and Retained Earnings
                           (in millions)

                                            Year Ended March 31
                                           1994    1993    1992

Revenues  . . . . . . . . . . . . . . .   $104.6  $ 79.6  $ 71.5

Operating costs:
 Cost of revenues . . . . . . . . . . .     65.6    44.0    42.2
 Interest expense . . . . . . . . . . .     23.7    28.1    25.3
                                            89.3    72.1    67.5
Operating profit. . . . . . . . . . . .     15.3     7.5     4.0

Other income:
 Interest income (including $5.0, 8.5,
  and 10.1 from Trinity in 1994,
  1993, and 1992, respectively) . . . .      5.0     8.6    10.4
 Income maintenance fees from Trinity .      0.0     1.4     0.5
 Other, net . . . . . . . . . . . . . .      0.6     0.3     1.6
                                             5.6    10.3    12.5

Income before income taxes and
 cumulative effect of change in
 accounting for income taxes. . . . . .     20.9    17.8    16.5

Provision (benefit) for income taxes:
 Current. . . . . . . . . . . . . . . .      4.0    (1.8)    7.4
 Deferred . . . . . . . . . . . . . . .      3.3     7.9    (1.6)
 Effect of statutory rate increase. . .      2.6     -       -
                                             9.9     6.1     5.8

Income before cumulative effect of
 change in accounting for income taxes.     11.0    11.7    10.7

Cumulative effect as of April 1, 1993
 of change in accounting
 for income taxes . . . . . . . . . . .      8.1     -       -

Net income  . . . . . . . . . . . . . .     19.1    11.7    10.7

Retained earnings at beginning of year.    116.5   104.8    94.1

Retained earnings at end of year. . . .   $135.6  $116.5  $104.8





See accompanying notes to financial statements.

                  Trinity Industries Leasing Company
                        Statements of Cash Flows
                             (in millions)

                                           Year Ended March 31
                                           1994    1993    1992
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . .   $ 19.1  $ 11.7  $ 10.7

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization . . .     21.2    18.1    15.9
    Deferred provision (benefit) for
     federal income tax . . . . . . . .      3.3     7.9    (1.6)
    Deferred federal income tax
     transferred to Trinity . . . . . .      -       -      (1.5)
    Deferred federal income tax
     from dissolution of TRLC . . . . .      -       -       1.0
    Cumulative effect of change in
     accounting for income taxes. . . .     (8.1)    -       -
    Effect of statutory
     rate increase. . . . . . . . . . .      2.6     -       -
    Gain on retirement of equipment . .     (2.3)   (0.3)   (1.6)
    Other (increase) decrease . . . . .      0.7    (0.1)    -
    Changes in assets and liabilities:
     (Increase) decrease in other
       assets . . . . . . . . . . . . .      0.2    (1.4)   (3.5)
     Increase (decrease) in accounts
      payable and accrued liabilities .     (4.2)    1.2     1.0
     Increase (decrease) in other
      liabilities . . . . . . . . . . .     (0.2)    0.3    (1.1)
       Total adjustments. . . . . . . .     13.2    25.7     8.6

    Net cash provided by operating
     activities . . . . . . . . . . . .     32.3    37.4    19.3

Cash flows from investing activities:
 Proceeds from retirement of equipment.     26.9     3.4    26.6
 Capital expenditures . . . . . . . . .    (37.6)  (74.5)  (64.3)
 Net equipment from TRLC distribution .      -       -      (2.0)

    Net cash required by investing
     activities . . . . . . . . . . . .    (10.7)  (71.1)  (39.7)

Cash flows from financing activities:
 Increase in note receivable
  from Trinity. . . . . . . . . . . . .    (13.6)   (3.3)  (27.0)
 Proceeds from issuance of long-term
  debt. . . . . . . . . . . . . . . . .     20.0    60.0    65.0
 Payments to retire long-term debt. . .    (27.2)  (22.2)  (17.2)
 Decrease in long-term obligation
  under capital lease . . . . . . . . .     (0.8)   (0.7)   (0.6)

    Net cash provided (required)
     by financing activities. . . . . .    (21.6)   33.8    20.2










                  Trinity Industries Leasing Company
                       Statement of Cash Flows
                           (in millions)
                            (continued)

                                           Year Ended March 31
                                           1994    1993    1992

Net increase (decrease) in cash and
 cash equivalents . . . . . . . . . . .      -       0.1    (0.2)

 Cash and cash equivalents at
 beginning of year. . . . . . . . . . .      0.2     0.1     0.3

Cash and cash equivalents at
 end of year. . . . . . . . . . . . . .   $  0.2  $  0.2  $  0.1

See accompanying notes to financial statements.




                  Trinity Industries Leasing Company
                     Notes to Financial Statements
                      March 31, 1994, 1993, 1992

Summary of Significant Accounting Policies and Basis of Presentation
(in millions)

   The Registrant purchases railcars and river hopper barges manufactured by Trinity, of which the Registrant is a wholly-owned subsidiary, at market prices and leases the equipment to third parties. In addition, Trinity performs certain repairs and maintenance for the Registrant's equipment on lease. Costs and expenses include amounts paid or accrued to Trinity for repairs and maintenance of $1.3, $1.4, and $1.6 in fiscal 1994, 1993 and 1992, respectively. As described further in Income Taxes and Long-Term Debt, the Registrant has transactions with Trinity which are recorded on the bases determined by the parties.

   For purposes of the Statement of Cash Flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   The Registrant enters into predominantly long-term lease contracts with third parties wherein the equipment is leased for a specified type of service over the term of the contract. The Registrant accounts for its leases by the operating method. Generally, lease contracts have terms of one to fifteen years. Future minimum rentals on operating leases in each of the following five fiscal years are approximately $59.5 in 1995, $52.2 in 1996, $44.1 in 1997, $36.1 in 1998, $28.4 in 1999, and $324.8 in the aggregate.

   In fiscal 1992, another wholly-owned leasing subsidiary of Trinity, Trinity Railcar Leasing Corporation ("TRLC"), was dissolved and certain net assets were transferred to Trinity and the Registrant.

   The Registrant has future lease commitments of approximately $6.7 for each of the next five fiscal years and $89.7 in the aggregate under four operating leases. The railcars are leased by the Registrant to established lessees under normal leasing arrangements. Depreciation expense is provided for financial reporting by the straight-line method over the estimated useful lives of the assets ranging from twenty five to thirty years. For federal income tax purposes, depreciation expense is provided using accelerated methods. Ordinary maintenance and repairs are charged to expense in the period incurred.

   Under arrangements between the Registrant and Trinity, Trinity provides to or receives from the Registrant financing, with interest at market rates. The note receivable from Trinity is dated March 1, 1994 and will mature in fiscal 2001. The interest rate on the note is currently 5.25 percent. The note is not collateralized.

Income Taxes
(in millions)

   The Registrant is included in the consolidated federal income tax return of Trinity. Trinity reimburses or charges the Registrant for current income tax benefits or expenses incurred from inclusion of the Registrant in Trinity's consolidated federal income tax return. The provision for income taxes reflected in the Statement of Income and Retained Earnings approximates the provision as if calculated on a separate return basis. Deferred taxes are provided for timing differences, principally depreciation, between financial and tax reporting.

   Effective April 1, 1993, the registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, the Registrant has elected not to restate the financial statements of any prior period. The effect of the change on pretax income for the period ended March 31, 1994 is not material. The cumulative effect of applying the change in accounting method is a decrease in the Registrant's deferred tax liability and a nonrecurring credit of $8.1 million.

   The net deferred tax liability at March 31, 1994 is $95.8 million and is comprised primarily of tax over book depreciation. All other items are not material.

   The difference between the statutory rate and the effective rate was caused, in 1992, by the effect of state income taxes.


Long-term Debt
(in millions except per share data)
                                                                  March 31
                                                               1994      1993
6.96 - 15.5 percent equipment trust certificates to
institutional investors, generally payable in semi-annual
installments of varying amounts through 2003 . . . . . . . .  $223.5    $230.7

Other. . . .  . . . . . . . .  . . . . . . . . . . . . . . .    12.5      13.3

                                                              $236.0    $244.0

   The equipment trust agreements contain provisions which, among other things, prohibit the Registrant from incurring funded indebtedness, as defined, if, after giving effect to the funded indebtedness proposed, the total funded indebtedness of the Registrant would then exceed eighty percent of the total capitalization, as defined, of the Registrant. Titles to railcars with a cost of $437.8 at March 31, 1994 have been assigned for the life of the respective equipment trusts to the trustees of the equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral.

   The 6.75 percent convertible debentures were called effective February 25, 1993 and substantially all of the outstanding debentures converted into common stock of Trinity. Therefore, the amounts due under the debentures, related accrued interest payable, and deferred loan origination fees were recorded as a reduction of the note receivable from Trinity.

   Trinity is required to pay fees to the Registrant quarterly to maintain net earnings, as defined, at specified levels. Accordingly, $0.0, $1.4, and $0.5 have been paid to the Registrant in fiscal 1994, 1993, and 1992, respectively.

   Interest of $23.8, $30.0, and $26.1 was paid by the Registrant in fiscal 1994, 1993, and 1992, respectively.

   Principal payments due during each of the next five fiscal years are: 1995 - $30.7; 1996 - $30.4; 1997 - $31.4; 1998 - $27.5; and 1999 - $27.4.

   The fair value of non-traded, fixed rate outstanding debt, estimated using discounted cash flow analysis, approximates its carrying value.

Segment Information

   The Registrant is engaged in the business of (1) leasing specialized types of railcars ("Railcar Leasing"); (2) operation of river hopper barges ("Barge Operations"); and (3) the leasing of liquefied petroleum gas ("LPG") tanks. The revenues and profits from LPG tank leases are not significant to the operations of the Registrant and are included in the Railcar Leasing segment for reporting purposes. Corporate assets consist primarily of cash and cash equivalents and note receivable from Trinity.

   Financial information for these segments is summarized in the following table. The Registrant operates principally in the continental United States.


Segments of Business           Railcar   Barge    Corporate
(in millions)                  Leasing Operations   Items   Total
Year ended March 31, 1994
Revenues . . . . . . . . . . . $ 85.9     18.7        -     104.6
Operating profit . . . . . . . $ 14.6      0.7        -      15.3
Identifiable assets. . . . . . $352.3     32.8      110.0   495.1
Depreciation . . . . . . . . . $ 17.7      2.5        -      20.2
Additions (net) to equipment . $ 12.8      -          -      12.8




Segments of Business           Railcar   Barge    Corporate
(in millions)                  Leasing Operations   Items   Total
Year ended March 31, 1993
Revenues . . . . . . . . . . . $ 57.1     22.5        -      79.6
Operating profit . . . . . . . $  5.2      2.3        -       7.5
Identifiable assets. . . . . . $356.9     35.5       98.2   490.6
Depreciation . . . . . . . . . $ 14.7      2.5        -      17.2
Additions (net) to equipment . $ 71.4      -          -      71.4

Segments of Business           Railcar   Barge    Corporate
(in millions)                  Leasing Operations   Items   Total
Year ended March 31, 1992
Revenues . . . . . . . . . . . $ 50.6     20.9        -      71.5
Operating profit . . . . . . . $  3.0      1.0        -       4.0
Identifiable assets. . . . . . $300.4     37.9      180.8   519.1
Depreciation . . . . . . . . . $ 12.7      2.5        -      15.2
Additions (net) to equipment . $ 41.3      -          -      41.3




                        Supplemental Information

Supplementary Unaudited Quarterly Data
(in millions)

                              First  Second   Third  Fourth
                             Quarter Quarter Quarter Quarter Year
Year ended March 31, 1994:
 Revenues. . . . . . . . . . $ 20.4    18.6    24.4    41.2 104.6
 Operating profit. . . . . . $  3.1     2.5     5.4     4.3  15.3
 Net income. . . . . . . . . $ 10.9     0.9     4.5     2.8  19.1
Year ended March 31, 1993:
 Revenues. . . . . . . . . . $ 17.8    18.6    22.8    20.4  79.6
 Operating profit. . . . . . $  0.6     1.3     3.5     2.1   7.5
 Net income. . . . . . . . . $  2.5     2.7     3.7     2.8  11.7



Item  9.  Disagreements on Accounting Financial Disclosure.

   No disclosure required.

                                                                       PART III


Item 10.  Directors and Executive Officers of the Registrant.


   The Registrant has three directors, all of whom are also executive officers of the Registrant. Messrs. W. Ray Wallace and K. W. Lewis became directors at the time of the organization of the Registrant. Mr. F. Dean Phelps, Jr. became a director on May 31, 1986.

   The following table sets forth the names and ages of, and the positions and offices with the Registrant presently held by, all executive officers of the Registrant:


     Name(1)(2)    Age        Office       Principal Occupation
W. Ray Wallace      71     President &     President and Chief
                           Director        Executive Officer of
                                           Trinity since 1958

Richard G. Brown    70     Executive Vice  Senior Vice President
                           President       or Vice President of
                                           Trinity since 1979

K. W. Lewis         55     Senior Vice     Senior Vice President,
                           President and   Vice President,
                           Director        or Controller of
                                           Trinity since 1974

F. Dean Phelps, Jr. 50     Vice President  Vice President
                           and Director    or Controller of
                                           Trinity since 1979

Neil O. Shoop       50     Treasurer       Treasurer
                                           or Assistant Treasurer
                                           of Trinity since 1979

J. J. French, Jr.   63     Secretary       Attorney, Joe French &
                                           Associates (a Professional
                                           Corporation)


(1) Mr. Wallace is a director of Lomas Financial Corporation (a diversified financial services company engaged principally in mortgage banking and real estate lending) and ENSERCH Corp. (a diversified energy company engaged principally in oil field exploration, production, engineering design and construction, utilities and other energy related activities).

(2)  Mr. French, an attorney, is President of Joe French & Associates
(a Professional Corporation). For at least five years prior thereto, Mr. French was employed by Locke Purnell Rain Harrell (a Professional Corporation).

Item 11.  Executive Compensation.

   All of the officers and directors of the Registrant are employees of Trinity except Mr. French, an attorney who is President of Joe French & Associates
(A Professional Corporation). The Registrant does not pay remuneration and/or provide other benefits to its officers and directors in addition to the remuneration and benefits they receive from Trinity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The Registrant is a wholly-owned subsidiary of Trinity. No officers or directors of the Registrant have beneficial ownership of the common stock nor an option or other right to acquire the common stock of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

   Mr. J. J. French, Jr., Secretary of the Registrant, is President and Owner of Joe French & Associates (a Professional Corporation) which is the general counsel for the Registrant.



                                                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a) 1 & 2  Financial statements and financial statement schedules.

                              The financial statements and schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

               3        Exhibits.

                              The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

          (b) Reports on Form 8-K

                              No Form 8-K was filed during the fourth
                              quarter of fiscal 1994.















                  Trinity Industries Leasing Company
                    Index to Financial Statements
                  and Financial Statement Schedules
                            (Item 14(a))

                                                                            Page

Balance sheets at March 31, 1994 and 1993 . . . . . . . . . . . . . . . .     9

For each of the three years in the period ended
 March 31, 1994:
 Statements of income and retained earnings . . . . . . . . . . . . . . .    10
 Statements of cash flows . . . . . . . . . . . . . . . . . . . . . . . .    11
 Notes to financial statements. . . . . . . . . . . . . . . . . . . . . .    12

Supplemental information:
 Supplementary unaudited quarterly data . . . . . . . . . . . . . . . . .    15

Financial statement schedules for each of the three
 years in the period ended March 31, 1994:
 I I - Note receivable from Trinity . . . . . . . . . . . . . . . . . . .    19
 V  - Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
 VI - Accumulated depreciation of equipment . . . . . . . . . . . . . . .    19
 X  - Supplementary income statement information  . . . . . . . . . . . .    20

            All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

                                                                     SCHEDULE II
                  Trinity Industries Leasing Company
                     Note Receivable from Trinity
               Year Ended March 31, 1994, 1993 and 1992
                              (in millions)

                                 Balance at
                                 beginning                          Balance at
                                  of year    Additions  Deductions  end of year
   1994 Note receivable            $ 77.2      $241.1     $227.5      $ 90.8

   1993 Note receivable            $159.2      $347.8     $429.8      $ 77.2

   1992 Note receivable            $132.2      $332.8     $305.8      $159.2

                                                                      SCHEDULE V
                  Trinity Industries Leasing Company
                              Equipment
               Year Ended March 31, 1994, 1993 and 1992
                              (in millions)

                         Balance at
                         beginning   Additions           Retirements  Balance at
                          of year     at cost   Other    or sales    end of year
   1994 Equipment         $536.7      $ 37.6     $ -       $ 38.2       $536.1

   1993 Equipment         $467.0      $ 74.5     $ -       $  4.8       $536.7

   1992 Equipment         $438.9      $ 64.3     $ 3.6(1)  $ 39.8       $467.0

                                                                     SCHEDULE VI

                  Trinity Industries Leasing Company
                 Accumulated Depreciation of Equipment
               Year Ended March 31, 1994, 1993 and 1992
                              (in millions)

                                     Additions
                         Balance at  charged to
                         beginning   costs and          Retirements  Balance at
                          of year     expenses  Other    or sales    end of year
   1994 Equipment         $132.3      $ 20.2    $ -       $12.6        $139.9

   1993 Equipment         $115.7      $ 17.2    $ -       $ 0.6        $132.3

   1992 Equipment         $113.0      $ 15.2    $ 1.6(1)  $14.1        $115.7



   (1) Transfer of equipment to the Registrant from TRLC




                                                                     SCHEDULE X
                  Trinity Industries Leasing Company
              Supplementary Income Statement Information
               Year Ended March 31, 1994, 1993 and 1992
                              (in millions)

                                     1994       1993        1992
      Maintenance and repair         $4.2       $4.3        $5.1

      Taxes, other than income
       taxes:
        Ad valorem and other         $0.8       $0.1        $0.7




                  Trinity Industries Leasing Company
                          Index to Exhibits
                             (Item 14(a))

  NO.                     DESCRIPTION                                   PAGE
 (3.1)      Articles of Incorporation of Registrant
                        (incorporated by reference to Exhibit 3.1
                        to Registration Statement No. 2-70378 filed
                        January 29, 1981).                                *

 (3.2)                  By-Laws of Registrant (incorporated by
                        reference to Exhibit 3.2 to Registration
                        Statement No. 2-70378 filed January 29,
                        1981).                                            *

 (10.1) Fixed Charges Coverage Agreement dated as of January 15, 1980, between Registrant and
                        Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1 to Registration
                        Statement No. 2-70378 filed January 29,
                        1981).                                            *

 (10.2)                 Tax Allocation Agreement dated as of
                        January 22, 1980 between Registrant and
                        Trinity Industries, Inc. (incorporated by reference to Exhibit 10.2 to Registration
                        Statement No. 2-70378 filed January 29,
                        1981).                                            *

                                                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries Leasing Company
Registrant

By:  /s/ F. Dean Phelps, Jr.
     F. Dean Phelps, Jr.
     Vice President
     June 28, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


            /s/  W. Ray Wallace
            W. Ray Wallace
            President and Director
            Principal Executive Officer
            June 28, 1994

            /s/ K. W. Lewis
            K. W. Lewis
            Senior Vice President and Director
            Principal Financial Officer
            June 28, 1994

            /s/ F. Dean Phelps, Jr.
            F. Dean Phelps, Jr.
            Vice President and Director
            Principal Accounting Officer
            June 28, 1994