Form 10-Q
period 1994-06-30
TRINITY INDUSTRIES LEASING CO
filed 1994-08-10
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

                                        Yes    X     No

                              1,000


(Number of shares of common stock outstanding as of June 30, 1994)



                                 Part I

Item I - Financial Statements


Trinity Industries Leasing Company
Balance Sheet
(unaudited)
(in millions except share data)



                                            June 30     March 31
                                              1994        1994
Assets

Cash and cash equivalents. . . . . . . . . . $  0.1      $  0.2

Note receivable from Trinity . . . . . . . .   93.1        90.8

Equipment on lease (predominantly
  long-term), at cost. . . . . . . . . . . .  536.9       536.1

Less accumulated depreciation. . . . . . . . (144.6)     (139.9)

Other assets . . . . . . . . . . . . . . . .    8.0         7.9
                                             $493.5      $495.1



Liabilities and Stockholder's Equity


Accounts payable and accrued liabilities . . $  8.3      $  3.9

Long-term debt . . . . . . . . . . . . . . .  226.8       236.0

Deferred federal income tax. . . . . . . . .   96.9        95.8

Other liabilities. . . . . . . . . . . . . .    3.4         4.5
                                              335.4       340.2


Stockholder's equity:

  Common stock $1 par; authorized 10,000
   shares; issued 1,000 shares . . . . . . .     -           -

  Capital in excess of par value . . . . . .   19.3        19.3
  Retained earnings. . . . . . . . . . . . .  138.8       135.6
                                              158.1       154.9
                                             $493.5      $495.1









Trinity Industries Leasing Company
Statements of Income
and Retained Earnings
(unaudited)
(in millions)




                                                Three Months
                                                Ended June 30
                                                1994     1993


Revenues . . . . . . . . . . . . . . . . . .   $ 19.9   $ 20.4

Operating costs:
 Cost of revenues. . . . . . . . . . . . . .     11.1     11.3
 Interest expense. . . . . . . . . . . . . .      5.6      6.0
                                                 16.7     17.3

Operating profit . . . . . . . . . . . . . .      3.2      3.1

Other income:
 Interest income (including $1.6
  and $1.1 from Trinity in 1994
  and 1993, respectively). . . . . . . . . .      1.6      1.1
 Other, net. . . . . . . . . . . . . . . . .      0.1      0.1
                                                  1.7      1.2
Income before income taxes and cumulative
 effect of change in accounting for income
 taxes . . . . . . . . . . . . . . . . . . .      4.9      4.3

Provision  (benefit) for income taxes:
  Current. . . . . . . . . . . . . . . . . .      0.6     (0.2)
  Deferred . . . . . . . . . . . . . . . . .      1.1      1.7
                                                  1.7      1.5

Income before cumulative effect of
 change in accounting for income taxes . . .      3.2      2.8

Cumulative effect as of April 1, 1993 of
 change in accounting for income taxes . . .       -       8.1

Net income . . . . . . . . . . . . . . . . .      3.2     10.9

Retained earnings at beginning of year . . .    135.6    116.5

Retained earnings at end of period . . . . .   $138.8   $127.4

Trinity Industries Leasing Company
Statement Of Cash Flows
(unaudited)
(in millions)


                                                 Three Months
                                                 Ended June 30
                                                1994       1993
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . .   $  3.2     $ 10.9

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . .      5.2        4.9
   Deferred provision for federal income
    tax. . . . . . . . . . . . . . . . . . .      1.1        1.7
   Other . . . . . . . . . . . . . . . . . .      0.2         -
   Cumulative effect of change in accounting
    for income taxes . . . . . . . . . . . .       -        (8.1)
   Changes in assets and liabilities:
    (Increase) decrease in other assets. . .     (0.1)       1.0
    Increase in accounts payable
     and accrued liabilities . . . . . . . .      4.4        0.1
    Decrease in other liabilities. . . . . .     (1.1)      (0.8)
     Total adjustments . . . . . . . . . . .      9.7       (1.2)
   Net cash provided by operating
    activities . . . . . . . . . . . . . . .     12.9        9.7


Cash flows from investing activities:
 Proceeds from retirement of equipment . . .      1.1        0.4
 Capital expenditures. . . . . . . . . . . .     (2.6)      (9.8)
   Net cash required by investing
    activities . . . . . . . . . . . . . . .     (1.5)      (9.4)


Cash flows from financing activities:
 Increase in notes receivable from parent. .     (2.3)     (12.7)
 Payments to retire long-term debt . . . . .     (9.0)      (7.5)
 Proceeds from issuance of long term debt. .       -        20.0
 Decrease in long-term obligation under
  capital lease. . . . . . . . . . . . . . .     (0.2)      (0.2)
    Net cash required by financing
     activities. . . . . . . . . . . . . . .    (11.5)      (0.4)

Net decrease in cash and cash equivalents. .     (0.1)      (0.1)

Cash and cash equivalents at beginning of
 year. . . . . . . . . . . . . . . . . . . .      0.2        0.2

Cash and cash equivalents at end of period .   $  0.1     $  0.1

The foregoing financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of June 30, 1994 and March 31, 1994 and the results of operations for the three month periods ended June 30, 1994 and 1993 and cash flows for the three month periods ended June 30, 1994 and 1993, in conformity with generally accepted accounting principles, have been made.





               Trinity Industries Leasing Company
                 Notes to Financial Statements
                         June 30, 1994

Income Taxes

Effective April 1, 1993, the Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, the Registrant has elected not to restate the financial statements of any prior period. The effect of the change on pretax income for the period ended June 30, 1993 is not material. The cumulative effect of applying the change in accounting method is a decrease in the Registrant's deferred tax liability and a nonrecurring credit of $8.1 million.

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





               Trinity Industries Leasing Company
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The Registrant is a wholly-owned subsidiary of Trinity Industries, Inc. ("Trinity").

                        Financial Condition

The decrease in 'Long-term debt' at June 30, 1994 compared to March 31, 1994 is due primarily to scheduled principal payments.








                       Results of Operations

               Three Months Ended June 30, 1994 vs.
                 Three Months Ended June 30, 1993

'Revenues' decreased principally due to a reduction in the quantity of revenue earning barge loadings, as well as a decrease in barge maritime market-based freight rates, as dictated by the market.

'Operating profit' increased principally due to a reduction in interest expense resulting from scheduled principal payments, and partially offset by a decrease in barge operating profits arising from the revenue decrease mentioned above.



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



August 10, 1994