Form 10-Q
period 1994-09-30
TRINITY INDUSTRIES LEASING CO
filed 1994-11-08
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


Commission file number   1-8099


               TRINITY INDUSTRIES LEASING COMPANY
     (Exact name of registrant as specified in its charter)

Incorporated Under the Laws                       75-1640393
 of the State of Delaware                      (I.R.S. Employer
                                              Identification No.)

  2000 Gardner Expressway
         Quincy, IL                                  62306
  (Address of Principal                           (Zip Code)
   Executive Offices)

  Registrant's Telephone Number,
      Including Area Code                       (217) 224-7236




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

                                        Yes    X     No

                              1,000


(Number of shares of common stock outstanding as of September 30, 1994)



                               Part I

Item I - Financial Statements


                Trinity Industries Leasing Company
                          Balance Sheet
                           (unaudited)
                 (in millions except share data)



                                          September 30  March 31
                                              1994        1994
Assets

Cash and cash equivalents. . . . . . . . . . $  0.1      $  0.2

Note receivable from Trinity . . . . . . . .   97.8        90.8

Equipment on lease (predominantly
  long-term), at cost. . . . . . . . . . . .  521.2       536.1

Less accumulated depreciation. . . . . . . . (139.8)     (139.9)

Other assets . . . . . . . . . . . . . . . .    6.9         7.9
                                             $486.2      $495.1



Liabilities and Stockholder's Equity


Accounts payable and accrued liabilities . . $  7.3      $  3.9

Long-term debt . . . . . . . . . . . . . . .  217.0       236.0

Deferred federal income tax. . . . . . . . .   94.7        95.8

Other liabilities. . . . . . . . . . . . . .    4.1         4.5
                                              323.1       340.2


Stockholder's equity:

  Common stock $1 par; authorized 10,000
   shares; issued 1,000 shares . . . .           -           -

  Additional paid-in capital . . . . . . . .   19.3        19.3
  Retained earnings. . . . . . . . . . . . .  143.8       135.6
                                              163.1       154.9
                                             $486.2      $495.1

Trinity Industries Leasing Company
Statements of Income
and Retained Earnings
(unaudited)
(in millions)

                                                 Six Months
                                             Ended September 30
                                               1994      1993


Revenues . . . . . . . . . . . . . . . . . .  $ 52.0     $39.0

Operating costs:
 Cost of revenues. . . . . . . . . . . . . .    31.6      21.3
 Interest expense. . . . . . . . . . . . . .    11.2      12.1
                                                42.8      33.4

Operating profit . . . . . . . . . . . . . .     9.2       5.6

Other income:
 Interest income (including $3.3
  and $2.4 from Trinity in 1994
  and 1993, respectively). . . . . . . . . .     3.3       2.5
 Other, net. . . . . . . . . . . . . . . . .     0.1       1.6
                                                 3.4       4.1
Income before income taxes and cumulative
 effect of change in accounting for income
 taxes . . . . . . . . . . . . . . . . . . .    12.6       9.7

Provision (benefit) for income taxes:
  Current. . . . . . . . . . . . . . . . . .     5.5      (0.1)
  Deferred . . . . . . . . . . . . . . . . .    (1.1)      3.5
  Effect of statutory rate increase. . . . .      -        2.6
                                                 4.4       6.0

Income before cumulative effect of
 change in accounting for income taxes . . .     8.2       3.7

Cumulative effect as of April 1, 1993 of
 change in accounting for income
 taxes . . . . . . . . . . . . . . . . . . .      -        8.1

Net income . . . . . . . . . . . . . . . . .     8.2      11.8

Retained earnings at beginning of year . . .   135.6     116.5

Retained earnings at end of period . . . . .  $143.8    $128.3












Trinity Industries Leasing Company
Statements of Income
and Retained Earnings
(unaudited)
(in millions)

                                                Three Months
                                             Ended September 30
                                               1994      1993


Revenues . . . . . . . . . . . . . . . . . .  $ 32.1     $18.6

Operating costs:
 Cost of revenues. . . . . . . . . . . . . .    20.5      10.0
 Interest expense. . . . . . . . . . . . . .     5.6       6.1
                                                26.1      16.1

Operating profit . . . . . . . . . . . . . .     6.0       2.5

Other income:
 Interest income (including $1.7
  and $1.4 from Trinity in 1994
  and 1993, respectively). . . . . . . . . .     1.7       1.4
 Other, net. . . . . . . . . . . . . . . . .      -        1.5
                                                 1.7       2.9
Income before income taxes . . . . . . . . .     7.7       5.4

Provision for income taxes:
  Current. . . . . . . . . . . . . . . . . .     4.9       0.1
  Deferred . . . . . . . . . . . . . . . . .    (2.2)      1.8
  Effect of statutory rate increase. . . . .      -        2.6
                                                 2.7       4.5

Net income . . . . . . . . . . . . . . . . .     5.0       0.9

Retained earnings at beginning of period . .   138.8     127.4

Retained earnings at end of period . . . . .  $143.8    $128.3




















Trinity Industries Leasing Company
Statement Of Cash Flows
(unaudited)
(in millions)

                                                 Six Months
                                            Ended September 30
                                                1994       1993

Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . .  $  8.2    $  11.8

Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . .    10.3       10.0
    Deferred provision for federal income
     tax. . . . . . . . . . . . . . . . . . .    (1.1)       3.6
    Gain on retirement of equipment . . . . .    (2.7)      (1.5)
    Other . . . . . . . . . . . . . . . . . .     0.5        0.4
    Cumulative effect of change in accounting
     for income taxes . . . . . . . . . . . .      -        (5.5)
    Changes in assets and liabilities:
     Decrease in other assets . . . . . . . .     1.0        0.5
     Increase in accounts payable
      and accrued liabilities . . . . . . . .     3.4        0.1
     Increase (decrease) in other
      liabilities . . . . . . . . . . . . . .    (0.4)       0.1
      Total adjustments . . . . . . . . . . .    11.0        7.7
    Net cash provided by operating
     activities . . . . . . . . . . . . . . .    19.2       19.5


Cash flows from investing activities:
 Proceeds from retirement of equipment. . . .    13.5       12.0
 Capital expenditures . . . . . . . . . . . .    (6.8)     (17.7)
    Net cash provided (required) by
     investing activities . . . . . . . . . .     6.7       (5.7)


Cash flows from financing activities:
 Increase in note receivable from parent. . .    (7.0)     (19.3)
 Payments to retire long-term debt. . . . . .   (18.6)     (14.2)
 Proceeds from issuance of long term debt . .      -        20.0
 Decrease in long-term obligation under
  capital lease . . . . . . . . . . . . . . .    (0.4)      (0.4)
    Net cash provided by financing
     activities . . . . . . . . . . . . . . .   (26.0)     (13.9)

Net decrease in cash and cash equivalents . .    (0.1)      (0.1)

Cash and cash equivalents at beginning of
 year . . . . . . . . . . . . . . . . . . . .     0.2        0.2

Cash and cash equivalents at end of period. .  $  0.1     $  0.1

The foregoing financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of September 30, 1994 and March 31, 1994 and the results of operations for the six and three month periods ended September 30, 1994 and 1993 and cash flows for the six month periods ended September 30, 1994 and 1993, in conformity with generally accepted accounting principles, have been made.



               Trinity Industries Leasing Company
Notes to Financial Statements
September 30, 1994

Income Taxes

Effective April 1, 1993, the Registrant adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, the Registrant elected not to restate the financial statements of any prior period. The effect of the change on pretax income for the period ended September 30, 1993 is not material. The cumulative effect of applying the change in accounting method is a decrease in the Registrant's deferred tax liability and a nonrecurring credit of $8.1 million.

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

Trinity Industries Leasing Company
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Registrant is a wholly-owned subsidiary of Trinity Industries, Inc. ("Trinity").

                        Financial Condition

The decrease in 'Equipment on lease' at September 30, 1994 compared to March 31, 1994 is due to sales of selected car types previously for lease and normal retirement of destroyed equipment, partially offset by equipment purchases from Trinity. The decrease in 'Long-term debt' at September 30, 1994 compared to March 31, 1994 is due to scheduled principal payments, coupled with the retirement of an equipment trust certificate.









                       Results of Operations

              Six Months Ended September 30, 1994 vs.
                Six Months Ended September 30, 1993

'Revenues' increased principally due to increased barge revenues resulting from an increase in the market-based freight rates and in the quantity of revenue earning loadings.

'Operating profit' increased principally due to a reduction in interest expense resulting from scheduled principal payments.

             Three Months Ended September 30, 1994 vs.
               Three Months Ended September 30, 1993

'Revenues' increased principally due to increased barge revenues.
Barge revenues returned to normal historical levels after flooding in the Midwest during the second quarter of fiscal 1994 resulted in unusually low revenues.

'Operating profit' increased principally due to an increase in barge operating profit arising from the revenue increase stated above, coupled with a reduction in interest expense resulting from scheduled principal payments.





                              PART II

Item 6 - Exhibits and Reports on Form 8-K.

No Form 8-K was filed during the quarter.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Trinity Industries Leasing Company



                              By: /S/ F. Dean Phelps
                                 F. Dean Phelps
                                 Vice President



November 8, 1994