Form 10-Q
period 1994-12-31
TRINITY INDUSTRIES LEASING CO
filed 1995-02-13
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

                                        Yes ___X___  No_______

                              1,000


(Number of shares of common stock outstanding as of December 31, 1994)




                               Part I

Item I - Financial Statements


                Trinity Industries Leasing Company
                          Balance Sheet
                           (unaudited)
                 (in millions except share data)



                                          December 31   March 31
                                              1994        1994
Assets

Cash and cash equivalents. . . . . . . . . . $  0.2      $  0.2

Note receivable from Trinity . . . . . . . .  107.0        90.8

Equipment on lease (predominantly
  long-term), at cost. . . . . . . . . . . .  510.4       536.1

Less accumulated depreciation. . . . . . . . (135.3)     (139.9)

Other assets . . . . . . . . . . . . . . . .    6.3         7.9
                                             $488.6      $495.1



Liabilities and Stockholder's Equity


Accounts payable and accrued liabilities . . $ 15.6      $  3.9

Long-term debt . . . . . . . . . . . . . . .  207.3       236.0

Deferred federal income tax. . . . . . . . .   92.7        95.8

Other liabilities. . . . . . . . . . . . . .    3.0         4.5
                                              318.6       340.2


Stockholder's equity:

  Common stock $1 par; authorized 10,000
   shares; issued 1,000 shares . . . .           -           -

  Additional paid-in capital . . . . . . . .   19.3        19.3
  Retained earnings. . . . . . . . . . . . .  150.7       135.6
                                              170.0       154.9
                                             $488.6      $495.1

Trinity Industries Leasing Company
Statements of Income
and Retained Earnings
(unaudited)
(in millions)

                                                Nine Months
                                              Ended December 31
                                               1994      1993


Revenues . . . . . . . . . . . . . . . . . .  $ 87.7     $63.4

Operating costs:
 Cost of revenues. . . . . . . . . . . . . .    53.8      33.0
 Interest expense. . . . . . . . . . . . . .    16.1      18.0
                                                69.9      51.0

Operating profit . . . . . . . . . . . . . .    17.8      12.4

Other income:
 Interest income (including $5.4
  and $3.8 from Trinity in 1994
  and 1993, respectively). . . . . . . . . .     5.4       3.8
 Other, net. . . . . . . . . . . . . . . . .     0.1       0.6
                                                 5.5       4.4
Income before income taxes and cumulative
 effect of change in accounting for income
 taxes . . . . . . . . . . . . . . . . . . .    23.3      16.8

Provision for income taxes:
  Current. . . . . . . . . . . . . . . . . .    11.3       0.6
  Deferred . . . . . . . . . . . . . . . . .    (3.1)      5.4
  Effect of statutory rate increase. . . . .      -        2.6
                                                 8.2       8.6

Income before cumulative effect of
 change in accounting for income taxes . . .    15.1       8.2

Cumulative effect as of April 1, 1993 of
 change in accounting for income
 taxes . . . . . . . . . . . . . . . . . . .      -        8.1

Net income . . . . . . . . . . . . . . . . .    15.1      16.3

Retained earnings at beginning of year . . .   135.6     116.5

Retained earnings at end of period . . . . .  $150.7    $132.8












Trinity Industries Leasing Company
Statements of Income
and Retained Earnings
(unaudited)
(in millions)

                                                Three Months
                                              Ended December 31
                                               1994      1993


Revenues . . . . . . . . . . . . . . . . . .  $ 35.7     $24.4

Operating costs:
 Cost of revenues. . . . . . . . . . . . . .    22.2      13.1
 Interest expense. . . . . . . . . . . . . .     4.9       5.9
                                                27.1      19.0

Operating profit . . . . . . . . . . . . . .     8.6       5.4

Other income:
 Interest income (including $2.1
  and $1.3 from Trinity in 1994
  and 1993, respectively). . . . . . . . . .     2.1       1.3
 Other, net. . . . . . . . . . . . . . . . .      -        0.4
                                                 2.1       1.7
Income before income taxes . . . . . . . . .    10.7       7.1

Provision for income taxes:
  Current. . . . . . . . . . . . . . . . . .     5.8       0.7
  Deferred . . . . . . . . . . . . . . . . .    (2.0)      1.9
                                                 3.8       2.6
Net income . . . . . . . . . . . . . . . . .     6.9       4.5

Retained earnings at beginning of period . .   143.8     128.3

Retained earnings at end of period . . . . .  $150.7    $132.8






















Trinity Industries Leasing Company
Statement Of Cash Flows
(unaudited)
(in millions)

                                                 Nine Months
                                              Ended December 31
                                                1994       1993

Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . .  $ 15.1    $  16.3

Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . .    15.4       15.1
    Deferred provision for federal income
     tax. . . . . . . . . . . . . . . . . . .    (3.1)       5.4
    Gain on retirement of equipment . . . . .    (5.6)      (1.9)
    Other . . . . . . . . . . . . . . . . . .     0.8        0.7
    Cumulative effect of change in accounting
     for income taxes . . . . . . . . . . . .      -        (5.5)
    Changes in assets and liabilities:
     (Increase) decrease in other assets  . .     1.6       (0.1)
     Increase (decrease) in accounts payable
      and accrued liabilities . . . . . . . .    11.7       (1.2)
     Increase in other liabilities  . . . . .    (1.5)      (1.1)
      Total adjustments . . . . . . . . . . .    19.3       11.4
    Net cash provided by operating
     activities . . . . . . . . . . . . . . .    34.4       27.7


Cash flows from investing activities:
 Proceeds from retirement of equipment. . . .    25.6       13.1
 Capital expenditures . . . . . . . . . . . .   (15.1)     (27.0)
    Net cash provided (required) by
     investing activities . . . . . . . . . .    10.5      (13.9)


Cash flows from financing activities:
 Increase in note receivable from parent. . .   (16.2)     (10.5)
 Payments to retire long-term debt. . . . . .   (28.1)     (22.8)
 Proceeds from issuance of long term debt . .      -        20.0
 Decrease in long-term obligation under
  capital lease . . . . . . . . . . . . . . .    (0.6)      (0.6)
    Net cash required by financing
     activities . . . . . . . . . . . . . . .   (44.9)     (13.9)

Net decrease in cash and cash equivalents . .      -        (0.1)

Cash and cash equivalents at beginning of
 year . . . . . . . . . . . . . . . . . . . .     0.2        0.2

Cash and cash equivalents at end of period. .  $  0.2     $  0.1

The foregoing financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of December 31, 1994 and March 31, 1994 and the results of operations for the nine and three month periods ended December 31, 1994 and 1993 and cash flows for the nine month periods ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles, have been made.



               Trinity Industries Leasing Company
Notes to Financial Statements
December 31, 1994

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

Trinity Industries Leasing Company
Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Registrant is a wholly-owned subsidiary of Trinity Industries, Inc. ("Trinity").

                        Financial Condition

The increase in 'Note receivable from Trinity' at December 31, 1994 compared to March 31, 1994 is due to cash, not required for operations, loaned to Trinity, at prevailing market rates and partially offset by equipment purchases from, and scheduled long-term debt payments made by, Trinity. The decrease in 'Equipment on lease' at December 31, 1994 compared to March 31, 1994 is due primarily to sales of selected car types previously for lease, partially offset by equipment purchases from Trinity. The decrease in 'Long-term debt' at December 31, 1994 compared to March 31, 1994 is due to scheduled principal payments, coupled with the retirement of an equipment trust certificate.





                       Results of Operations

              Nine Months Ended December 31, 1994 vs.
                Nine Months Ended December 31, 1993

Revenues increased primarily due to an escalation in barge revenues caused by market-dictated freight rates. Barge operations returned to normal historic levels after flooding in the midwestern United States abated barge revenues during the previous nine month period.

The Company routinely acquires new railcars for lease. Such additions to the railcar fleet generally cause increases in revenues derived from leasing activities. Certain dispositions of selected railcar types further contributed to the increase in revenues in the current period, and such dispositions will reduce future lease revenues. Additions and dispositions of selected equipment is in the ordinary course of business for the lease operations.

Operating profit increased principally due to a reduction of interest expense caused by scheduled principal payments. The disposition of selected railcar types, offset slightly by a reduction in railcar rental profits caused by the disposition, added to the operating profit increase.

             Three Months Ended December 31, 1994 vs.
               Three Months Ended December 31, 1993

Revenues increased due principally to the increase in barge maritime freight rates, coupled with the disposition of selected railcar types previously for lease.

Operating profit increased principally due to a reduction in interest expense resulting from scheduled principal payments, along with the disposition of selected railcar types previously for lease.
























                              PART II

Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit
     Number                       Description
       27                Financial Data Schedule

     (b) No Form 8-K was filed during the quarter.



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

                              Trinity Industries Leasing Company



                              By: /S/ F. Dean Phelps
                                 F. Dean Phelps
                                 Vice President



February 10, 1995





























Index to Exhibit

NO.                          Description                    PAGE
27            Financial Data Schedule                         *






















































*