Form 10-K
period 1995-03-31
TRINITY INDUSTRIES LEASING CO
filed 1995-06-27
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               Form 10-K

   (Mark One)
  --
 |X |      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --                 SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1995

                                  OR
  --
 |  |      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  --                 SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                          to

   Commission File Number 1-8099

                       Trinity Industries Leasing Company
            ( Exact name of registrant as specified in its charter)

         Delaware                                       75-1640393
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

     2000 Gardner Expy.
         Quincy, IL.                                         62306
(Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code  (217) 224-7236

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

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is none as of March 31, 1995.

                                        1,000

         ( Number of Shares of common stock outstanding as of May 26, 1995)



                                  PART I


Item 1. Business.


   General Development of Business. Trinity Industries Leasing Company, (the "Registrant") was incorporated under the laws of the State of Texas in 1979. On April 4, 1988, the Registrant reorganized as a Delaware corporation by Registrant's merger into a wholly-owned subsidiary of the same name.


   Narrative Description of Business and Financial Information About Industry Segments. The Registrant is engaged in the business of leasing specialized types of railcars, consisting of both tank railcars and hopper railcars, the operation of river hopper barges, and the leasing of liquefied petroleum gas ("LPG") tanks, (the "Equipment"). The revenues and profits from LPG tank leases are not significant to the operations of the Registrant and are included in the Railcar Leasing segment for reporting purposes. At March 31, 1995, the Registrant had under lease 9,066 railcars, including 6,200 tank cars and 2,866 hopper cars. Included in railcars under lease are 2,028 railcars (1,400 tank cars and 628 hopper cars) that are owned by third parties and subleased to the Registrant's customers. Substantially all of the Equipment is manufactured by the Registrant's parent company, Trinity Industries, Inc. ("Trinity").

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

   The number of railcars purchased in each of the last five fiscal years and all railcars purchased as a group prior to fiscal 1991 with the remaining economic life of the railcars in the lease fleet are detailed below. The remaining economic life for railcars purchased prior to fiscal 1991 is based on a weighted average. Some prior year totals have been adjusted to more accurately reflect amounts presented in the fiscal 1995 report.

                                                                     Prior to
          Year of purchase        1995   1994   1993   1992   1991     1991

     Tank Cars                     192    157    623    548    368      2,912
     Remaining economic life        30     29     28     27     26         19

     Hopper Cars                   114    338    376    311    270        829
     Remaining economic life        25     24     23     22     21         12


   The terms of the Registrant's railcar leases predominantly vary from one to fifteen years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. The average remaining lease term for the fleet is approximately 6 years for tank cars and 6 years for hopper cars. Under full service leases, if the Registrant makes a modification required by governmental or industry standards, the monthly car rental is increased on the basis of a prescribed formula.

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

   In February 1995, the Registrant divested its inventory of river hopper barges previously held for lease. The barges were operated under an agreement which provided for management of the barges. The barges were generally used for movement of commodities on the inland waterway system, primarily the Mississippi and Missouri Rivers. At this time, the Registrant has no intentions of entering into future barge leases. No employee of the Registrant or Trinity was affected by this transaction.

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

   Trinity has entered into an agreement (the "Fixed Charges Coverage Agreement") with the Registrant whereby Trinity is obligated to make such payments to the Registrant as may be required to maintain the Registrant's net earnings available for fixed charges (as defined) at an amount equal to not less than one and one-half times the fixed charges (as defined) of the Registrant. The Fixed Charges Coverage Agreement will terminate in accordance with its terms at such time as the Registrant shall have delivered a certificate of its certified public accountants demonstrating that net earnings available for fixed charges, without considering any payments by Trinity, have been not less than 1.5 times fixed charges in each of the five then most recently completed fiscal years; provided that the Registrant and Trinity may agree in connection with "Future Financing Agreements" to maintain the Fixed Charges Coverage Agreement in force and effect during the term of such "Future Financing Agreements." The Fixed Charges Coverage Agreement also provides that neither Trinity nor the Registrant will amend, modify or terminate or waive the observance of the Fixed Charges Coverage Agreement without the prior written consent of the holder of at least the requisite percentage of "Benefitted Holders" under "Future Financing Agreements". The Fixed Charges Coverage Agreement further provides that the holders of any other indebtedness incurred by the Registrant under any agreement designated by the Registrant as a "Future Financing Agreement" may be designated, with the acceptance of Trinity, "Benefitted Holders". Any Benefitted Holder may enforce the Fixed Charges Coverage Agreement directly against Trinity. (See 'Income maintenance fees from Trinity' in Statements of Income and Retained Earnings on page 10).

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

   Employees. At March 31, 1995, approximately 25 persons participated in the Registrant's operations, all of whom were employees of Trinity.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.




                                  PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

   All of the issued and outstanding shares of common stock of the Registrant are owned by Trinity Industries, Inc. and are not traded on any exchange or otherwise. No dividends were declared or paid during the last two fiscal years.



Item 6.  Selected Financial Data.
          (in millions)
                                             Year Ended March 31
                                   1995      1994     1993     1992     1991
 Operating results:
  Revenues. . . . . . . . . . . . $156.9    $104.6   $ 79.6   $ 71.5   $ 64.3
  Income maintenance fees
   from Trinity . . . . . . . . . $ -       $  -     $  1.4   $  0.5   $  -
  Net income. . . . . . . . . . . $20.8     $ 19.1   $ 11.7   $ 10.7   $  8.9
 At year-end:
  Total assets. . . . . . . . . . $471.9    $495.1   $490.6   $519.1   $463.4
  Total long-term debt
   and obligation under
   capital lease. . . . . . . . . $205.2    $236.0   $244.0   $291.3   $244.1

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Financial Condition. The decrease in "Equipment on Lease" at March 31, 1995 compared to March 31, 1994 is the result of the sale of all of the registrant's barges in February 1995 and the sale of 1,373 railcars previously for lease. The railcars sold were older cars with an average age of approximately 14 years. The increase in 'Note receivable from Trinity' at March 31, 1995 compared to March 31, 1994 is due principally to cash, not required for normal operations, loaned to Trinity at prevailing market rates. The decrease in 'Long-term debt' at March 31, 1995 compared to March 31, 1994 is due to scheduled principal payments.

   Operations. The increase in revenues in fiscal 1995 compared to fiscal 1994 is due principally to the sale of the barges and sale of selected railcar types previously for lease. The increase in revenues in fiscal 1994 compared to fiscal 1993 is due principally to equipment additions in the railcar segment, coupled with sales of selected railcar types previously for lease. The increase was slightly offset by the loss of lease revenues associated with the railcar sales, and by an abatement in barge traffic caused by flooding in the Midwestern United States during the first and second quarters of fiscal 1994. Operating profit increased in fiscal 1995 compared to fiscal 1994 due to profits recorded on sales of railcars and barges, a decrease in interest expense caused by a decrease in the outstanding principal balance, as well as increased operating profit of the barge segment caused by a return of barge
traffic in the Midwestern United States.   Operating profit increased in
fiscal 1994 compared to fiscal 1993 due principally to a decrease in interest expense resulting primarily from the conversion of the Registrant's 6.75 percent debentures into shares of Trinity's common stock in the fourth quarter of fiscal 1993, along with equipment additions in the railcar segment.

   Revenue data on the average number of railcars and barges owned during the last five fiscal years is shown below. Revenues exclude proceeds from the sale of railcars and barges, and lease revenues from railcars not owned by the Registrant.


                                            Year Ended March 31
                                 1995     1994      1993     1992     1991
Average railcars owned          7,783    8,589     8,064    7,338    6,858
Average revenue per railcar    $6,412   $6,578    $6,164   $6,106   $5,789

Average barges owned              219      219       220      221      222
Average revenue per barge     $92,817  $84,475  $102,272  $94,570  $94,595

  Interest income increased in fiscal 1995 compared to fiscal 1994 due to an increase in the prime based lending rate and an increase in the Note Receivable from Trinity. Interest decreased in fiscal 1994 and fiscal 1993 compared to the preceding years principally due to a reduction in the prime-based lending rate.

   Neither the Railcar Leasing segment or the Barge Operations segment contributed in a materially disproportionate way to revenues, operating profit, or cash flows during fiscal 1995 as compared to prior years.

   The provision for income taxes expressed as a percentage of income before taxes was 35.0% in fiscal 1995, 35.0% in fiscal 1994, and 34.0% in fiscal 1993. (See Income Taxes in Notes to Financial Statements).

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

  The average age of the Registrant's railcar fleet is approximately 7.0 years. The average economic life of the fleet is expected to be twenty five to thirty years. As the railcars age, increased maintenance and repair expenses may have an effect on the Registrant's results of operations. Capital expenditures for fiscal 1995 were $28.7 million. Capital expenditures projected for fiscal 1996 are approximately $35.8 million. Long-term financing needs have been and are expected to be met through the issuance of equipment trust certificates, and from time to time, the public offering of debt securities.

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

   Inflation. Changes in price levels did not significantly affect the Registrant's operation in fiscal 1995, 1994, or 1993.

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




                      Report of Independent Auditors


Board of Directors
Trinity Industries Leasing Company

We have audited the accompanying balance sheets of Trinity Industries Leasing Company as of March 31, 1995 and 1994, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Industries Leasing Company as of March 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

As more fully discussed in the Notes to Financial Statements, the Company changed its method of accounting for income taxes in 1994.



                                                        ERNST & YOUNG LLP

Dallas, Texas
May 10, 1995
                      Trinity Industries Leasing Company
                                Balance Sheets
                     (in millions except share data)

                                                   March 31
                                                1995      1994
Assets

Cash and cash equivalents. . . . . . . . . .   $  0.2    $  0.2

Note receivable from Trinity . . . . . . . .    129.9      90.8

Equipment on lease (predominantly
 long-term), at cost . . . . . . . . . . . .    431.0     536.1

Less accumulated depreciation. . . . . . . .    (95.4)   (139.9)

Other assets . . . . . . . . . . . . . . . .      6.2       7.9
                                               $471.9    $495.1



Liabilities and Stockholder's Equity

Accounts payable and accrued liabilities . .   $  8.9    $  3.9

Long-term debt . . . . . . . . . . . . . . .    205.2     236.0

Deferred federal income tax. . . . . . . . .     78.3      95.8

Other liabilities. . . . . . . . . . . . . .      3.8       4.5
                                                296.2     340.2
Stockholder's equity:
 Common stock $1.00 par; authorized
  10,000 shares; issued 1,000
  shares at March 31, 1995 and
  1994, respectively . . . . . . . . . . . .      -         -

  Additional paid-in capital . . . . . . . .     19.3      19.3
  Retained earnings. . . . . . . . . . . . .    156.4     135.6
                                                175.7     154.9
                                               $471.9    $495.1


See accompanying notes to financial statements.

                     Trinity Industries Leasing Company
                           Statements of Income
                           and Retained Earnings
                               (in millions)

                                          Year Ended March 31
                                           1995   1994   1993

Revenues  . . . . . . . . . . . . . . .   $156.9 $104.6 $ 79.6

Operating costs:
 Cost of revenues . . . . . . . . . . .    112.2   65.6   44.0
 Interest expense . . . . . . . . . . .     21.1   23.7   28.1
                                           133.3   89.3   72.1
Operating profit. . . . . . . . . . . .     23.6   15.3    7.5

Other income:
 Interest income (including $8.1, $5.0,
 and $8.5 from Trinity in 1995, 1994,
 and 1993, respectively). . . . . . . .      8.2    5.0    8.6
 Income maintenance fees from Trinity .      -      -      1.4
 Other, net . . . . . . . . . . . . . .      0.2    0.6    0.3
                                             8.4    5.6   10.3

Income before income taxes and
 cumulative effect of change in
 accounting for income taxes. . . . . .     32.0   20.9   17.8

Provision (benefit) for income taxes:
 Current. . . . . . . . . . . . . . . .     28.7    4.0   (1.8)
 Deferred . . . . . . . . . . . . . . .    (17.5)   3.3    7.9
 Effect of statutory rate increase. . .      -      2.6    -
                                            11.2    9.9    6.1

Income before cumulative effect of
 change in accounting for income taxes.     20.8   11.0   11.7

Cumulative effect as of April 1, 1993
 of change in accounting
 for income taxes . . . . . . . . . . .      -      8.1    -

Net income  . . . . . . . . . . . . . .     20.8   19.1   11.7

Retained earnings at beginning of year.    135.6  116.5  104.8

Retained earnings at end of year. . . .   $156.4 $135.6 $116.5





See accompanying notes to financial statements.

                    Trinity Industries Leasing Company
                         Statements of Cash Flows
                               (in millions)

                                           Year Ended March 31
                                           1995    1994    1993
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . .   $ 20.8  $ 19.1  $ 11.7

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization . . .     21.1    21.2    18.1
    Deferred provision (benefit) for
     federal income tax . . . . . . . .    (17.5)    3.3     7.9
     Cumulative effect of change in
     accounting for income taxes. . . .      -      (8.1)    -
    Effect of statutory
     rate increase. . . . . . . . . . .      -       2.6     -
    Gain on sale or retirement
     of equipment . . . . . . . . . . .     (8.1)   (2.3)   (0.3)
    Other (increase) decrease . . . . .      0.1     0.7    (0.1)
    Changes in assets and liabilities:
     (Increase) decrease in other
       assets . . . . . . . . . . . . .      1.7     0.2    (1.4)
     Increase (decrease) in accounts
      payable and accrued liabilities .      5.1    (4.2)    1.2
     Increase (decrease) in other
      liabilities . . . . . . . . . . .     (0.7)   (0.2)    0.3
       Total adjustments. . . . . . . .      1.7    13.2    25.7

    Net cash provided by operating
     activities . . . . . . . . . . . .     22.5    32.3    37.4

Cash flows from investing activities:
 Proceeds from retirement of equipment.     76.1    26.9     3.4
 Capital expenditures . . . . . . . . .    (28.7)  (37.6)  (74.5)

    Net cash provided (required) by
investing activities . . . . . . .          47.4   (10.7)  (71.1)

Cash flows from financing activities:
 Increase in note receivable
  from Trinity. . . . . . . . . . . . .    (39.1)  (13.6)   (3.3)
 Proceeds from issuance of long-term
  debt. . . . . . . . . . . . . . . . .      -      20.0    60.0
 Payments to retire long-term debt. . .    (29.9)  (27.2)  (22.2)
 Decrease in long-term obligation
  under capital lease . . . . . . . . .     (0.9)   (0.8)   (0.7)

    Net cash provided (required)
     by financing activities. . . . . .    (69.9)  (21.6)   33.8

                     Trinity Industries Leasing Company
                          Statement of Cash Flows
                               (in millions)
                                (continued)

                                           Year Ended March 31
                                           1995    1994    1993

Net increase in cash and
 cash equivalents . . . . . . . . . . .      -       -       0.1

 Cash and cash equivalents at
 beginning of year. . . . . . . . . . .      0.2     0.2     0.1

Cash and cash equivalents at
 end of year. . . . . . . . . . . . . .   $  0.2  $  0.2  $  0.2

See accompanying notes to financial statements.





                    Trinity Industries Leasing Company
                       Notes to Financial Statements
                        March 31, 1995, 1994, 1993


Summary of Significant Accounting Policies and Basis of Presentation
(in millions)

   The Registrant purchases railcars and river hopper barges manufactured by Trinity, of which the Registrant is a wholly-owned subsidiary, at market prices and leases the equipment to third parties. In addition, Trinity performs certain repairs and maintenance for the Registrant's equipment on lease. Costs and expenses include amounts paid or accrued to Trinity for repairs and maintenance of $0.9, $1.3, and $1.4, in fiscal 1995, 1994 and 1993, respectively. As described further in Income Taxes and Long-Term Debt, the Registrant has transactions with Trinity which are recorded on the bases determined by the parties.

   For purposes of the Statement of Cash Flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

   The Registrant enters into predominantly long-term lease contracts with third parties wherein the equipment is leased for a specified type of service over the term of the contract. The Registrant accounts for its leases by the operating method. Generally, lease contracts have terms of one to fifteen years. Future minimum rentals on operating leases in each of the following five fiscal years are approximately $56.2 in 1996, $49.0 in 1997, $41.1 in 1998, $33.9 in 1999, $28.5 in 2000 and $295.2 in the aggregate.

   The Registrant has future lease commitments of approximately $6.7 for fiscal 1996 and 1997, $7.4 in fiscal 1998, 1999 and 2000, and $72.2 in the aggregate under four operating leases. The railcars are leased by the Registrant to established lessees under normal leasing arrangements. Depreciation expense is provided for financial reporting by the straight-line method over the estimated useful lives of the assets ranging from twenty-five to thirty years. For federal income tax purposes, depreciation expense is provided using accelerated methods. Ordinary maintenance and repairs are charged to expense in the period incurred.


   Under arrangements between the Registrant and Trinity, Trinity provides to or receives from the Registrant financing, with interest at market rates. The note receivable from Trinity is dated March 1, 1994 and will mature in fiscal 2001. The interest rate on the note at March 31, 1995 is currently 8.0 percent. The note is not collateralized.


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

   The net deferred tax liability at March 31, 1995 is $78.3 million and is comprised primarily of the excess of tax over book depreciation. All other items are not material.




Long-term Debt
(in millions)

                                                                  March 31
                                                               1995      1994
6.96 - 15.5 percent equipment trust certificates to
institutional investors, generally payable in semi-annual
installments of varying amounts through 2003 . . . . . . . .  $193.6    $223.5

11.3 percent notes payable monthly through 2003. . . . . . .    11.6      12.5

                                                              $205.2    $236.0


   The equipment trust agreements contain provisions which, among other things, prohibit the Registrant from incurring funded indebtedness, as defined, if, after giving effect to the funded indebtedness proposed, the total funded indebtedness of the Registrant would then exceed eighty percent of the total capitalization, as defined, of the Registrant. Titles to railcars with a cost of $382.4 at March 31, 1995 have been assigned for the life of the respective equipment trusts to the trustees of the equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral.

   Trinity is required to pay fees to the Registrant quarterly to maintain net earnings, as defined, at specified levels. Accordingly, $1.4 had been paid to the Registrant in fiscal 1993.


   Interest of $21.6, $23.8, and $28.4 was paid by the Registrant in fiscal 1995, 1994, and 1993, respectively.

  Principal payments due during each of the next five fiscal years are:  1996
- - $29.5; 1997 - $30.4; 1998 - $26.3; and 1999 - $26.1; and 2000 - $23.9

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

	The Barge and Railcar operations each include revenues from one customer which accounted for 20.3% and 26.6%  of consolidated revenues in fiscal 1995.

   Financial information for these segments is summarized in the following table. The Registrant operates principally in the continental United States.

Segments of Business             Railcar   Barge    Corporate
(in millions)                    Leasing Operations   Items   Total
Year ended March 31, 1995
Revenues . . . . . . . . . . .   $104.8     52.1        -     156.9
Operating profit . . . . . . .   $ 20.5      3.2        -      23.7
Identifiable assets. . . . . .   $325.5      -        146.4   471.9
Depreciation . . . . . . . . .   $ 18.1      2.1        -      20.2
Additions (net) to equipment .   $ (8.6)   (30.7)       -     (39.3)


Segments of Business             Railcar   Barge    Corporate
(in millions)                    Leasing Operations   Items   Total
Year ended March 31, 1994
Revenues . . . . . . . . . . .   $ 85.9     18.7        -     104.6
Operating profit . . . . . . .   $ 14.6      0.7        -      15.3
Identifiable assets. . . . . .   $352.3     32.8      110.0   495.1
Depreciation . . . . . . . . .   $ 17.7      2.5        -      20.2
Additions (net) to equipment .   $ 12.8      -          -      12.8


Segments of Business             Railcar   Barge    Corporate
(in millions)                    Leasing Operations   Items   Total
Year ended March 31, 1993
Revenues . . . . . . . . . . .   $ 57.1     22.5        -      79.6
Operating profit . . . . . . .   $  5.2      2.3        -       7.5
Identifiable assets. . . . . .   $356.9     35.5       98.2   490.6
Depreciation . . . . . . . . .   $ 14.7      2.5        -      17.2
Additions (net) to equipment .   $ 71.4      -          -      71.4

                         Supplemental Information

Supplementary Unaudited Quarterly Data
(in millions)

                              First  Second   Third  Fourth
                             Quarter Quarter Quarter Quarter Year
Year ended March 31, 1995:
 Revenues. . . . . . . . . . $ 19.9    32.1    35.7    69.2 156.9
 Operating profit. . . . . . $  3.2     6.0     8.6     5.9  23.7
 Net income. . . . . . . . . $  3.2     5.0     6.9     5.7  20.8
Year ended March 31, 1994:
 Revenues. . . . . . . . . . $ 20.4    18.6    24.4    41.2 104.6
 Operating profit. . . . . . $  3.1     2.5     5.4     4.3  15.3
 Net income. . . . . . . . . $ 10.9     0.9     4.5     2.8  19.1



Item  9.  Disagreements on Accounting Financial Disclosure.

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

   The following table sets forth the names and ages of, and the positions and offices with the Registrant presently held by, all executive officers of the
Registrant:


     Name(1)(2)    Age        Office       Principal Occupation

W. Ray Wallace      72     President &     President and Chief
                           Director        Executive Officer of
                                           Trinity since 1958

Richard G. Brown    71     Executive Vice  Senior Vice President
                           President       or Vice President of
                                           Trinity since 1979

K. W. Lewis         56     Senior Vice     Senior Vice President,
                           President and   Vice President,
                           Director        or Controller of
                                           Trinity since 1974

F. Dean Phelps, Jr. 51     Vice President  Vice President
                           and Director    or Controller of
                                           Trinity since 1979

Neil O. Shoop       51     Treasurer       Treasurer
                                           or Assistant Treasurer
                                           of Trinity since 1979

J. J. French, Jr.   64     Secretary       Attorney, Joe French &
                                           Associates (a Professional
                                           Corporation)


(1) Mr. Wallace is a director of Lomas Financial Corporation, a diversified financial services company engaged principally in mortgage banking and real estate lending.

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

                     The financial statements listed in the accompanying index to financial statements are filed as part of this annual report.

               3    Exhibits.

                    The exhibits listed on the accompanying index to exhibits are filed as part of this annual report.

          (b) Reports on Form 8-K

                    No Form 8-K was filed during the fourth
                    quarter of fiscal 1995.

                    Trinity Industries Leasing Company
                       Index to Financial Statements
                               (Item 14(a))

                                                                       Page

Balance sheets at March 31, 1995 and 1994  . . . . . . . .               9

For each of the three years in the period ended
 March 31, 1995:
 Statements of income and retained earnings  . . . . . . .              10
 Statements of cash flows  . . . . . . . . . . . . . . . .              11
 Notes to financial statements . . . . . . . . . . . . . .              12

Supplemental information:
 Supplementary unaudited quarterly data  . . . . . . . . .              15


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

(27)      Financial Data Schedules.



                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries Leasing Company
Registrant

By:  /s/ F. Dean Phelps, Jr.
     F. Dean Phelps, Jr.
     Vice President
     June 26, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


    /s/  W. Ray Wallace
    W. Ray Wallace
    President and Director
    Principal Executive Officer
    June 26, 1995

    /s/ K. W. Lewis
    K. W. Lewis
    Senior Vice President and Director
    Principal Financial Officer
    June 26, 1995

    /s/ F. Dean Phelps, Jr.
    F. Dean Phelps, Jr.
    Vice President and Director
    Principal Accounting Officer
    June 26, 1995


EXHIBIT 27

[TYPE]    EX-27
[DESCRIPTION]  ART. 5 FDS FOR 4TH QUARTER 10K
[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          MAR-31-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                         200,000
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                     431,000,000
[DEPRECIATION]                            (95,400,000)
[TOTAL-ASSETS]                             471,900,000
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[COMMON]                                             0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]               471,900,000
[SALES]                                              0
[TOTAL-REVENUES]                           156,900,000
[CGS]                                                0
[TOTAL-COSTS]                              112,200,000
[OTHER-EXPENSES]                           (8,400,000)
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                          21,100,000
[INCOME-PRETAX]                             32,000,000
[INCOME-TAX]                                11,200,000
[INCOME-CONTINUING]                         20,800,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                20,800,000
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0