Form 10-Q
period 1995-06-30
TRINITY INDUSTRIES LEASING CO
filed 1995-08-14
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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

                                        Yes ___X___  No_______

                                   1,000


(Number of shares of common stock outstanding as of June 30, 1995)



                                 Part I

Item I - Financial Statements


                   Trinity Industries Leasing Company
                              Balance Sheet
                               (unaudited)
                     (in millions except share data)



                                            June 30     March 31
                                              1995        1995
Assets

Cash and cash equivalents. . . . . . . . .  $  0.1       $  0.2

Note receivable from Trinity . . . . . . .   122.7        129.9

Equipment on lease (predominantly
  long-term), at cost. . . . . . . . . . .   433.4        431.0

Less accumulated depreciation. . . . . . .   (96.6)       (95.4)

Other assets . . . . . . . . . . . . . . .     6.5          6.2
                                            $466.1       $471.9



Liabilities and Stockholder's Equity


Accounts payable and accrued liabilities .  $  8.6       $  8.9

Long-term debt . . . . . . . . . . . . . .   195.1        205.2

Deferred federal income tax. . . . . . . .    79.1         78.3

Other liabilities. . . . . . . . . . . . .     2.9          3.8
                                             285.7        296.2


Stockholder's equity:

  Common stock $1 par; authorized 10,000
   shares; issued 1,000 shares   . . . . .     -            -
  Capital in excess of par value   . . . .    19.3         19.3
  Retained earnings  . . . . . . . . . . .   161.1        156.4
                                             180.4        175.7
                                            $466.1       $471.9









                   Trinity Industries Leasing Company
                          Statements of Income
                          and Retained Earnings
                               (unaudited)
                              (in millions)




                                              Three Months
                                              Ended June 30
                                             1995     1994

Revenues . . . . . . . . . . . . . . . . .  $ 22.3   $ 19.9

Operating costs:
 Cost of revenues. . . . . . . . . . . . .    13.3     11.1
 Interest expense. . . . . . . . . . . . .     4.7      5.6
                                              18.0     16.7

Operating profit . . . . . . . . . . . . .     4.3      3.2

Other income:
 Interest income (including $2.8
  and $1.6 from Trinity in 1995
  and 1994, respectively). . . . . . . . .     2.8      1.6
 Other, net. . . . . . . . . . . . . . . .     0.1      0.1
                                               2.9      1.7
Income before income taxes . . . . . . . .     7.2      4.9

Provision for income taxes:
  Current. . . . . . . . . . . . . . . . .     1.7      0.6
  Deferred . . . . . . . . . . . . . . . .     0.8      1.1
                                               2.5      1.7

Net income . . . . . . . . . . . . . . . .     4.7      3.2

Retained earnings at beginning of year . .   156.4    135.6

Retained earnings at end of period . . . .  $161.1   $138.8

Trinity In              dustries Leasing Company
Statement                     Of Cash Flows
(unaudited                          )
(in millio                         ns)


                                               Three Months
                                               Ended June 30
                                              1995      1994
 Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . .   $ 4.7     $  3.2

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . .     4.9        5.2
   Deferred provision for federal income
    tax. . . . . . . . . . . . . . . . . .     0.8        1.1
   Other . . . . . . . . . . . . . . . . .    (0.9)       0.2
   Changes in assets and liabilities:
    Increase in other assets. . . . . . .     (0.3)      (0.1)
    Increase (decrease) in accounts payable
     and accrued liabilities . . . . . . .    (0.3)       4.4
    Decrease in other liabilities  . . . .    (0.9)      (1.1)
     Total adjustments . . . . . . . . . .     3.3        9.7
   Net cash provided by operating
    activities . . . . . . . . . . . . . .     8.0       12.9


Cash flows from investing activities:
 Proceeds from retirement of equipment . .     8.0        1.1
 Capital expenditures. . . . . . . . . . .   (13.2)      (2.6)
   Net cash required by investing
    activities . . . . . . . . . . . . . .    (5.2)      (1.5)


Cash flows from financing activities:
 (Increase) decrease in notes receivable
   from parent . . . . . . . . . . . . . .     7.3       (2.3)
Payments to retire long-term debt. . . . .   (10.0)      (9.0)
Decrease in long-term obligation under
 capital lease . . . . . . . . . . . . . .    (0.2)      (0.2)
   Net cash required by financing
    activities . . . . . . . . . . . . . .    (2.9)     (11.5)

Net decrease in cash and
 cash equivalents  . . . . . . . . . . . .    (0.1)      (0.1)

Cash and cash equivalents at beginning of
 year. . . . . . . . . . . . . . . . . . .     0.2        0.2

Cash and cash equivalents
 at end of period  . . . . . . . . . . . .   $ 0.1     $  0.1

The foregoing financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of June 30, 1995 and March 31, 1995 and the results of operations for the three month periods ended June 30, 1995 and 1994 and cash flows for the three month periods ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles, have been made.






                    Trinity Industries Leasing Company
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

The Registrant is a wholly-owned subsidiary of Trinity Industries, Inc. ("Trinity").

                             Financial Condition

The decrease in 'Long-term debt' at June 30, 1995 compared to March 31, 1995 is due primarily to scheduled principal payments.

                            Results of Operations

                     Three Months Ended June 30, 1995 vs.
                       Three Months Ended June 30, 1994

'Revenues' increased principally due to the sale of selected railcar types during the quarter that were previously held for lease.

'Operating profit' increased principally due to a reduction in interest expense resulting from scheduled principal payments.

                                  PART II

Item 6 - Exhibits and Reports on Form 8-K.

    No.                Description
    27           Financial Data Schedule

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



August 11, 1995