Form 10-K
period 1996-03-31
TRINITY INDUSTRIES LEASING CO
filed 1996-06-27
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


   Form 10-K

   (Mark One)

   -
  |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1996

                                OR
   -
  | |     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                          to

   Commission File Number 1-8099

                 Trinity Industries Leasing Company
      ( Exact name of registrant as specified in its charter)

               Delaware                                 75-1640393
        ( State of Incorporation)         (I.R.S. Employer Identification No.)

            2000 Gardner Expressway
                   Quincy, IL                               62306
          (Address of principal executive offices)        (Zip Code)

   Registrant's telephone number, including area code  (217) 224-7236

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

                                   Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
     this Form 10-K.     X

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is none as of March 31, 1996.

                               1,000

   ( Number of Shares of common stock outstanding as of May 31, 1996)





       PART I

Item 1. Business.

   General Development of Business.  Trinity Industries Leasing
Company, (the "Registrant") was incorporated under the laws of the State of Texas in 1979. On April 4, 1988, the Registrant reorganized as a Delaware corporation by Registrant's merger into a wholly-owned subsidiary of the same name.

   Narrative Description of Business and Financial Information About Industry Segments. The Registrant is engaged in the business of leasing specialized types of railcars, consisting of both tank railcars and hopper railcars and the leasing of liquefied petroleum gas ("LPG") tanks, (the "Equipment"). The revenues and profits from LPG tank leases are not significant to the operations of the Registrant and are included in the Railcar Leasing segment for reporting purposes. At March 31, 1996, the Registrant had under lease 8,283 railcars, including 5,170 tank cars and 3,113 hopper cars. Included in railcars under lease are 2,158 railcars (1,400 tank cars and 758 hopper cars) that are owned by third parties and subleased to the Registrant's customers. Substantially all of the Equipment is manufactured by the Registrant's parent company, Trinity Industries, Inc. ("Trinity").

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

   Additional information concerning the Registrant's business and financial information about industry segments is contained in this report under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 6 and in the Financial Statements and Notes to Financial Statements on pages 9 through 15.

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

   Railcar Leasing. The Registrant's railcars are leased to industrial companies in the petroleum, chemical, grain, food processing, fertilizer, coal and other industries which supply their own railcars to the railroads. The practice of United States railroads using privately-owned railcars developed because many types of commodity shipments were best handled in specialized railcars. The railroads either did not or were not in a position to supply these specialized railcars to shippers, and railcar leasing companies have come into existence as a result. Federal laws and regulations provide that it is the duty of common carrier railroads to furnish such railcars as may be reasonably necessary for the transportation of all commodities they hold themselves out as carrying, except that they have no obligation to supply tank railcars and no right to exclude tank railcars provided to shippers for loading on the railroads' lines. Railroads also have the exclusive right to furnish railcars other than tank railcars. Use of other privately-owned railcars is, therefore, optional with the railroads, and they are not required to use them if they are able to furnish railcars of their own. The approval of the railroad on which privately-owned railcars (other than tank railcars) are to be used is required before such railcars may be placed in service or assigned to handle traffic. The approval, known as OT-5, is obtained fairly easily in periods of railcar shortages, but in periods of oversupply, railroads may cancel OT-5 approvals or decline to grant new approvals.

   The number of railcars purchased in each of the last five fiscal years and all railcars purchased as a group prior to fiscal 1992 with the remaining economic life of the railcars in the lease fleet are detailed below. The remaining economic life for railcars purchased prior to fiscal 1992 is based on a weighted average. Some prior year totals have been adjusted to more accurately reflect amounts presented in the fiscal 1995 report.

                                                  Prior to
          Year of purchase        1996   1995   1994   1993   1992     1992

     Tank Cars                     171    177    150    600    546     2126
     Remaining economic life        30     29     28     27     26       20

     Hopper Cars                   953    114    169    276    226      617
     Remaining economic life        25     24     23     22     21       16

   The terms of the Registrant's railcar leases predominantly vary from one to fifteen years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. The average remaining lease term for the fleet is approximately 5 years for tank cars and 6 years for hopper cars. Under full service leases, if the Registrant makes a modification required by governmental or industry standards, the monthly car rental is increased on the basis of a prescribed formula.

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

   Maintenance and repair of new railcars are normally minor in nature and cost. Typical repairs include replacement of brake shoes, repairs of safety equipment, testing of air brake equipment and replacement of wheels. As the railcars age, the frequency of repair and maintenance and the associated expenses normally increase. Most maintenance and repair expenses are a result of a combination of circumstances, including the number of miles traveled, condition of railroad tracks traveled, condition of the roadbed, terrain traveled, weight, nature and balance of cargo, train handling (including speed and coupling procedures) and loading and unloading methods. As the railcars age, increased maintenance and repair expenses may have an effect on the Registrant's results of operations.

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

   Employees. At March 31, 1996, approximately 25 persons participated in the Registrant's operations, all of whom were employees of Trinity.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.




                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

   All of the issued and outstanding shares of common stock of the Registrant are owned by Trinity Industries, Inc. and are not traded on any exchange or otherwise. No dividends were declared or paid during the last two fiscal years.


Item 6.  Selected Financial Data.
          (in millions)
                                                Year Ended March 31
                                   1996      1995     1994     1993     1992
 Operating results:
  Revenues. . . . . . . . . . . . $135.4    $156.9   $104.6   $ 79.6   $ 71.5
  Income maintenance fees
   from Trinity . . . . . . . . . $  -      $  -     $  -     $  1.4   $  0.5
  Net income. . . . . . . . . . . $ 20.7    $ 20.8   $ 19.1   $ 11.7   $ 10.7
At year-end:
  Total assets. . . . . . . . . . $442.7    $471.9   $495.1   $490.6   $519.1
  Total long-term debt
   and obligation under
   capital lease. . . . . . . . . $168.8    $205.2   $236.0   $244.0   $291.3

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Financial Condition. At 3/31/96, TILC's cash balance includes $5.3M pledged as collateral in lieu of railcars on equipment trusts certificates. The cash pledged will be released as railcars on lease are assigned as collateral. The decrease in "Equipment on Lease" at March 31, 1996 compared to March 31, 1995 is the result of the sale of 2,028 railcars previously for lease. The railcars sold were older cars with an average age of approximately 11.7 years. The decrease in 'Note receivable from Trinity' at March 31, 1996 compared to March 31, 1995 is due principally to equipment purchases and debt payments partially offset by proceeds from railcar sales. The decrease in 'Long-term debt' at March 31, 1996 compared to March 31, 1995 is due to scheduled principal payments and the retirement of Equipment Trust 2 and the early retirement of Equipment Trust 3 .

   Operations. The decrease in revenues in fiscal 1996 compared to fiscal 1995 is due principally to the sale of the barge fleet in fiscal 1995. The increase in revenues in fiscal 1995 compared to fiscal 1994 is due principally to the sale of selected railcar types
previously for lease.   Operating profit did not change
significantly from fiscal 1995.

   Revenue data on the average number of railcars and barges owned during the last five fiscal years is shown below. Revenue data below excludes proceeds from the sale of railcars and barges, and lease revenues from railcars not owned by the Registrant.

                                            Year Ended March 31
                                 1996     1995      1994     1993     1992
Average railcars owned          6,582    7,783     8,589    8,064    7,338
Average
revenue per railcar            $6,898   $6,412    $6,578   $6,164   $6,106

Average barges owned                0      219       219      220      221
Average
revenue per barge              $    0  $92,817   $84,475 $102,272  $94,570


  Interest income increased in fiscal 1996 compared to fiscal 1995 due to an increase in the average outstanding Note Receivable from Trinity. Interest income increased in fiscal 1995 compared to fiscal 1994 due to an increase in the prime based lending rate and an increase in the Note Receivable from Trinity.

   The provision for income taxes was 35.0% in fiscal years 1996, 1995, and 1994. (See Income Taxes in Notes to Financial Statements).

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

   Liquidity and Financial Resources. Liquidity for the leasing business differs significantly from that of industrial companies. Inflows of cash including lease and rental revenue, investment income and other income, and outflows of cash, including interest, maintenance, insurance and other operating expenses are reasonably determinable. Generally, excluding acquisition of Equipment for lease, sufficient funds are generated from operations to meet liquidity requirements. Sources of funds are principally from operations, borrowings and when required, quarterly payments from Trinity under the Fixed Charges Coverage Agreement. To the extent that funds generated from operations cannot provide adequate funds for investment in new assets for lease objectives or the timing of funds cannot be satisfactorily matched, external short-term or long-term financing may be required. In fiscal 1996, the combination of net cash provided by operating activities ($14.9 million) and net cash provided by investing activities ($5.2 million) were required to fund financing activities ($15.0 million). Short-term financing for working capital and to temporarily finance additional Equipment purchases is generally available from Trinity or from lines of credit from banks. Capital resources represent those funds available for long-term financing and major business commitments of the Registrant. For a leasing company, the capital assets available for lease are the principal resource of the business. For a leasing company to expand and grow, it is necessary to purchase additional capital assets.

  The average age of the Registrant's railcar fleet is approximately 5.4 years. The average economic life of the fleet is expected to be twenty five to thirty years. As the railcars age, increased maintenance and repair expenses may have an effect on the Registrant's results of operations. Capital expenditures for fiscal 1996 were $86.1 million. Capital expenditures projected for fiscal 1997 are approximately $64.7 million. Long-term financing needs have been and are expected to be met through the issuance of equipment trust certificates, and from time to time, the public offering of debt securities.

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

   Inflation. Changes in price levels did not significantly affect the Registrant's operation in fiscal 1996, 1995, or 1994.

Item 8.  Financial Statements and Supplementary Data.
                                                                   Page
Report of independent auditors. . . . . . . . . . . . . . .          8
Balance sheets. . . . . . . . . . . . . . . . . . . . . . .          9
Statements of income and retained earnings. . . . . . . . .         10
Statements of cash flows. . . . . . . . . . . . . . . . . .         11
Notes to financial statements . . . . . . . . . . . . . . .         12
Supplemental information  . . . . . . . . . . . . . . . . .         15



                      Report of Independent Auditors


Board of Directors
Trinity Industries Leasing Company

We have audited the accompanying balance sheets of Trinity Industries Leasing Company as of March 31, 1996 and 1995, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Industries Leasing Company as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

As more fully discussed in the Notes to Financial Statements, the Company changed its method of accounting for income taxes.



                                                        ERNST & YOUNG LLP

Dallas, Texas
May 9, 1996

                    Trinity Industries Leasing Company
                             Balance Sheets
                     (in millions except share data)

                                                   March 31
                                                1996      1995
Assets

Cash and cash equivalents. . . . . . . . . .   $  5.3    $  0.2

Note receivable from Trinity . . . . . . . .    108.5     129.9

Equipment on lease (predominantly
 long-term), at cost . . . . . . . . . . . .    391.6     431.0

Less accumulated depreciation. . . . . . . .    (70.2)   ( 95.4)

Other assets . . . . . . . . . . . . . . . .      7.5       6.2
                                               $442.7    $471.9



Liabilities and Stockholder's Equity

Accounts payable and accrued liabilities . .   $  9.7    $  8.9

Long-term debt . . . . . . . . . . . . . . .    168.8     205.2

Deferred federal income tax. . . . . . . . .     64.9      78.3

Other liabilities. . . . . . . . . . . . . .      2.9       3.8
                                                246.3     296.2
Stockholder's equity:
 Common stock $1.00 par; authorized
  10,000 shares; issued 1,000
  shares at March 31, 1996 and
  1995, respectively . . . . . . . . . . . .      -         -

  Additional paid-in capital . . . . . . . .     19.3      19.3
  Retained earnings. . . . . . . . . . . . .    177.1     156.4
                                                196.4     175.7
                                               $442.7    $471.9


See accompanying notes to financial statements.

                     Trinity Industries Leasing Company
                           Statements of Income
                           and Retained Earnings
                               (in millions)

                                           Year Ended March 31
                                           1996   1995    1994

Revenues  . . . . . . . . . . . . . . .   $135.4 $156.9  $104.6

Operating costs:
 Cost of revenues . . . . . . . . . . .     94.4  112.2    65.6
 Interest expense . . . . . . . . . . .     17.6   21.1    23.7
                                           112.0  133.3    69.3
Operating profit. . . . . . . . . . . .     23.4   23.6    15.3

Other income:
 Interest income (including $11.2, $8.1,
  and $5.0 from Trinity in 1996, 1995,
  and 1994, respectively) . . . . . . .     11.4    8.2     5.0
 Other, net . . . . . . . . . . . . . .     (2.9)   0.2     0.6
                                             8.5    8.4     5.6

Income before income taxes and
 cumulative effect of change in
 accounting for income taxes. . . . . .     31.9   32.0    20.9

Provision (benefit) for income taxes:
 Current. . . . . . . . . . . . . . . .     24.6   28.7     4.0
 Deferred . . . . . . . . . . . . . . .    (13.4) (17.5)    3.3
 Effect of statutory rate increase. . .      -      -       2.6
                                            11.2   11.2     9.9

Income before cumulative effect of
 change in accounting for income taxes.     20.7   20.8    11.0

Cumulative effect as of April 1, 1993
 of change in accounting
 for income taxes . . . . . . . . . . .      -      -       8.1

Net income  . . . . . . . . . . . . . .     20.7   20.8    19.1

Retained earnings at beginning of year.    156.4  135.6   116.5

Retained earnings at end of year. . . .   $177.1 $156.4  $135.6





See accompanying notes to financial statements.

                     Trinity Industries Leasing Company
                         Statements of Cash Flows
                               (in millions)

                                           Year Ended March 31
                                           1996    1995    1994
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . .   $ 20.7  $ 20.8  $ 19.1

  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization . . .     18.1    21.1    21.2
    Deferred provision (benefit) for
     federal income tax . . . . . . . .    (13.4)  (17.5)    3.3
     Cumulative effect of change in
     accounting for income taxes. . . .      -       -      (8.1)
    Effect of statutory
     rate increase. . . . . . . . . . .      -       -       2.6
    Gain on retirement of equipment . .    (10.2)   (8.1)   (2.3)
    Other . . . . . . . . . . . . . . .      1.2     0.1     0.7
    Changes in assets and liabilities:
     (Increase) decrease in other
       assets . . . . . . . . . . . . .     (1.2)    1.7     0.2
     Increase (decrease) in accounts
      payable and accrued liabilities .      0.8     5.1    (4.2)
     Decrease in other liabilities. . .     (0.9)   (0.7)   (0.2)
       Total adjustments. . . . . . . .     (5.6)    1.7    13.2

    Net cash provided by operating
     activities . . . . . . . . . . . .     15.1    22.5    32.3

Cash flows from investing activities:
 Proceeds from retirement of equipment.     91.3    76.1    26.9
 Capital expenditures . . . . . . . . .    (86.1)  (28.7)  (37.6)

    Net cash provided (required) by
investing activities. . . . . . . . . .      5.2    47.4   (10.7)

Cash flows from financing activities:
 (Increase) decrease in note receivable
  from Trinity. . . . . . . . . . . . .     21.4   (39.1)  (13.6)
 Proceeds from issuance of long-term
  debt. . . . . . . . . . . . . . . . .      -       -      20.0
 Payments to retire long-term debt. . .    (35.5)  (29.9)  (27.2)
 Decrease in long-term obligation
  under capital lease . . . . . . . . .     (0.9)   (0.9)   (0.8)

    Net cash required
     by financing activities. . . . . .    (15.0)  (69.9)  (21.6)



                    Trinity Industries Leasing Company
                          Statement of Cash Flows
                               (in millions)
                                (continued)

                                           Year Ended March 31
                                           1996    1995    1994

Net increase in cash and
 cash equivalents . . . . . . . . . . .      5.1     -       -

 Cash and cash equivalents at
 beginning of year. . . . . . . . . . .      0.2     0.2     0.2

Cash and cash equivalents at
 end of year. . . . . . . . . . . . . .   $  5.3  $  0.2  $  0.2

See accompanying notes to financial statements.




                    Trinity Industries Leasing Company
                       Notes to Financial Statements
                        March 31, 1996, 1995, 1994

Summary of Significant Accounting Policies and Basis of Presentation
(in millions)

   The Registrant purchases railcars manufactured by Trinity, of which the Registrant is a wholly-owned subsidiary, at market prices and leases the equipment to third parties. In addition, Trinity performs certain repairs and maintenance for the Registrant's equipment on lease. Costs and expenses include amounts paid or accrued to Trinity for repairs and maintenance of $0.9, $0.9, and $1.3, in fiscal 1996, 1995 and 1994, respectively. As described further in Income Taxes and Long-Term Debt, the Registrant has transactions with Trinity which are recorded on the bases determined by the parties.

   For purposes of the Statement of Cash Flows, the Registrant considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   The Registrant enters into predominantly long-term lease contracts with third parties wherein the equipment is leased for a specified type of service over the term of the contract. The Registrant accounts for its leases by the operating method. Generally, lease contracts have terms of one to fifteen years. Future minimum rentals on operating leases in each of the following five fiscal years are approximately $52.5 in 1997, $46.7 in 1998, $41.3 in 1999, $36.0 in 2000, $28.5 in 2001 and $313.0 in the
aggregate.

   The Registrant has future lease commitments of approximately $6.7 for each of the next two fiscal years $7.3 in fiscal 1999, 2000 and 2001 and $65.2 in the aggregate under four operating leases. The railcars are leased by the Registrant to established lessees under
normal leasing arrangements.    Depreciation expense is provided for
financial reporting by the straight-line method over the estimated useful lives of the assets ranging from twenty five to thirty years. For federal income tax purposes, depreciation expense is provided using accelerated methods. Ordinary maintenance and repairs are charged to expense in the period incurred.

   Under arrangements between the Registrant and Trinity, Trinity provides to or receives from the Registrant financing, with interest at market rates. The note receivable from Trinity is dated March 1, 1994 and will mature in fiscal 2001. The interest rate on the note at March 31, 1996 is currently 7.25 percent. The note is not collateralized.

Income Taxes
(in millions)

   The Registrant is included in the consolidated federal income tax return of Trinity. Trinity reimburses or charges the Registrant for current income tax benefits or expenses incurred from inclusion of the Registrant in Trinity's consolidated federal income tax return. The provision for income taxes reflected in the Statement of Income and Retained Earnings approximates the provision as if calculated on a separate return basis. Deferred taxes are provided for temporary differences, principally depreciation, between financial and tax reporting.

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

   The net deferred tax liability at March 31, 1996 is $64.9 million and is comprised primarily of tax over book depreciation.
All other items are not material.



Long-term Debt
(in millions)
                                                                  March 31
                                                               1996      1995
6.96 - 15.5 percent equipment trust certificates to
institutional investors, generally payable in semi-annual
installments of varying amounts through 2003 . . . . . . . .  $158.1    $193.6

Other. . . .  . . . . . . . .  . . . . . . . . . . . . . . .    10.7      11.6

                                                              $168.8    $205.2

   The equipment trust agreements contain provisions which, among other things, prohibit the Registrant from incurring funded indebtedness, as defined, if, after giving effect to the funded indebtedness proposed, the total funded indebtedness of the Registrant would then exceed eighty percent of the total capitalization, as defined, of the Registrant. Titles to railcars with a cost of $354.4 at March 31, 1996 have been assigned for the life of the respective equipment trusts to the trustees of the equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral.

   Trinity is required to pay fees to the Registrant quarterly to maintain net earnings, as defined, at specified levels.

   Interest of $18.3, $21.6, and $23.8 was paid by the Registrant in fiscal 1996, 1995, and 1994, respectively.

  Principal payments due during each of the next five fiscal years
are:   1997 - $24.3; 1998 - $26.3; 1999 - $26.1; 2000 - $23.9; and
2001 - $23.1

   The fair value of non-traded, fixed rate outstanding debt, estimated using discounted cash flow analysis, approximates its carrying value.

Segment Information

   The Registrant is engaged in the business of (1) leasing specialized types of railcars ("Railcar Leasing"); and (2) the leasing of liquefied petroleum gas ("LPG") tanks. The revenues and profits from LPG tank leases are not significant to the operations of the Registrant and are included in the Railcar Leasing segment for reporting purposes. Corporate assets consist primarily of cash and cash equivalents and note receivable from Trinity.

	The Railcar operations include revenues from one customer which accounted for 50% of consolidated revenues in fiscal 1996.

   Financial information for these segments is summarized in the following table. The Registrant operates principally in the continental United States.


Segments of Business             Railcar             Corporate
(in millions)                    Leasing               Items     Total
Year ended March 31, 1996
Revenues . . . . . . . . . . .   $135.4                  -       135.4
Operating profit . . . . . . .   $ 23.4                  -        23.4
Identifiable assets. . . . . .   $312.5               130.2      442.7
Depreciation . . . . . . . . .   $ 18.1                  -        18.1
Additions (net) to equipment .   $  4.7                  -         4.7


Segments of Business             Railcar   Barge    Corporate
(in millions)                    Leasing Operations   Items      Total
Year ended March 31, 1995
Revenues . . . . . . . . . . .   $104.8     52.1        -        156.9
Operating profit . . . . . . .   $ 20.4      3.2        -         23.6
Identifiable assets. . . . . .   $325.5      -        146.4      471.9
Depreciation . . . . . . . . .   $ 18.1      2.1        -         20.2
Additions (net) to equipment .   $ (8.6)   (30.7)       -        (39.3)


Segments of Business             Railcar   Barge    Corporate
(in millions)                    Leasing Operations   Items      Total
Year ended March 31, 1994
Revenues . . . . . . . . . . .   $ 85.9     18.7        -        104.6
Operating profit . . . . . . .   $ 14.6      0.7        -         15.3
Identifiable assets. . . . . .   $352.3     32.8      110.0      495.1
Depreciation . . . . . . . . .   $ 17.7      2.5        -         20.2
Additions (net) to equipment .   $ 12.8      -          -         12.8




                         Supplemental Information

Supplementary Unaudited Quarterly Data
(in millions)

                               First   Second    Third  Fourth
                              Quarter  Quarter  Quarter Quarter   Year
Year ended March 31, 1996:
 Revenues. . . . . . . . . .  $ 22.3    57.9    24.4     30.8     135.4
 Operating profit. . . . . .  $  4.3     7.9     4.5      6.7      23.4
 Net income. . . . . . . . .  $  4.7     6.8     4.9      4.3      20.7
Year ended March 31, 1995:
 Revenues. . . . . . . . . .  $ 19.9    32.1    35.7     69.2     156.9
 Operating profit. . . . . .  $  3.2     6.0     8.6      5.9      23.7
 Net income. . . . . . . . .  $  3.2     5.0     6.9      5.7      20.8



Item  9.  Disagreements on Accounting Financial Disclosure.

   No disclosure required.



                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.


   The Registrant has three directors, all of whom are also executive officers of the Registrant. Mr. W. Ray Wallace became director at the time of the organization of the Registrant. Mr. F. Dean Phelps, Jr. became a director on May 31, 1986. Mr. John T.
Sanford became a director in February 1996.

   The following table sets forth the names and ages of, and the positions and offices with the Registrant presently held by, all executive officers of the Registrant:


     Name           Age        Office       Principal Occupation
W. Ray Wallace      73     President &     President and Chief
                           Director        Executive Officer of
                                           Trinity since 1958

Richard G. Brown    72     Executive Vice  Senior Vice President
                           President       or Vice President of
                                           Trinity since 1979

John T. Sanford     44     Senior Vice     Senior Vice President or
                           President and   Vice President
                           Director        of Trinity since 1993


F. Dean Phelps, Jr. 52     Vice President  Vice President
                           and Director    or Controller of
                                           Trinity since 1979

Neil O. Shoop       52     Treasurer       Treasurer
                                           or Assistant Treasurer
                                           of Trinity since 1979

J. J. French, Jr.   65     Secretary       Attorney, Joe French &
                                           Associates (a Professional
                                           Corporation)




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

Item 13.  Certain Relationships and Related Transactions.

   Mr. J. J. French, Jr., Secretary of the Registrant, is President and Owner of Joe French & Associates (a Professional Corporation).


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

          (b) Reports on Form 8-K

               No Form 8-K was filed during the fourth
               quarter of fiscal 1996.


                    Trinity Industries Leasing Company
                       Index to Financial Statements
                               (Item 14(a))

                                                                       Page

Balance sheets at March 31, 1996 and 1995  . . . . . . . .               9

For each of the three years in the period ended
 March 31, 1996:
 Statements of income and retained earnings  . . . . . . .              10
 Statements of cash flows  . . . . . . . . . . . . . . . .              11
 Notes to financial statements . . . . . . . . . . . . . .              12

Supplemental information:
 Supplementary unaudited quarterly data  . . . . . . . . .              15


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

By:  /s/ F. Dean Phelps, Jr.
     F. Dean Phelps, Jr.
     Vice President
     June 26, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


    /s/  W. Ray Wallace
    W. Ray Wallace
    President and Director
    Principal Executive Officer
    June 26, 1996

    /s/ John T. Sanford
    John T. Sanford
    Senior Vice President and Director
    Principal Financial Officer
    June 26, 1996

    /s/ F. Dean Phelps, Jr.
    F. Dean Phelps, Jr.
    Vice President and Director
    Principal Accounting Officer
    June 26, 1996

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries Leasing Company
Registrant

By:
     F. Dean Phelps, Jr.
     Vice President
     June 26, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:




    W. Ray Wallace
    President and Director
    Principal Executive Officer
    June 26, 1996




    John T. Sanford
    Senior Vice President and Director
    Principal Financial Officer
    June 26, 1996




    F. Dean Phelps, Jr.
    Vice President and Director
    Principal Accounting Officer
    June 26, 1996


[TYPE]    EX-27
[DESCRIPTION] ART. 5 FDS FOR 4TH QUARTER 10K
[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          MAR-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                       5,300,000
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                             5,300,000
[PP&E]                                     391,600,000
[DEPRECIATION]                            (70,200,000)
[TOTAL-ASSETS]                             442,700,000
[CURRENT-LIABILITIES]                        9,700,000
[BONDS]                                              0
[COMMON]                                          1000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                 196,400,000
[TOTAL-LIABILITY-AND-EQUITY]               442,700,000
[SALES]                                              0
[TOTAL-REVENUES]                           135,400,000
[CGS]                                       94,400,000
[TOTAL-COSTS]                               94,400,000
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                          17,600,000
[INCOME-PRETAX]                             31,900,000
[INCOME-TAX]                                11,200,000
[INCOME-CONTINUING]                         11,200,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                20,700,000
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0