Form 10-K
period 1997-03-31
TRINITY INDUSTRIES LEASING CO
filed 1997-08-19
CIK 350024

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                 Form 10-K

(Mark One)

     X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March  31, 1997

                                     OR

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

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is none as of March 31, 1997.

                                  1,000

   ( Number of Shares of common stock outstanding as of May 30, 1997)


                  PART I

Item 1. Business.

   General Development of Business. Trinity Industries Leasing Company, (the "Registrant") was incorporated under the laws of the State of Texas in 1979. On April 4, 1988, the Registrant reorganized as a Delaware corporation by Registrant's merger into a wholly-owned subsidiary of the same name.

   Narrative Description of Business and Financial Information About Industry Segments. The Registrant is engaged in the business of leasing specialized types of railcars, consisting of both tank railcars and hopper railcars and the leasing of liquefied petroleum gas ("LPG") tanks, (the "Equipment"). The revenues and profits from LPG tank leases are not significant to the operations of the Registrant and are included in the Railcar Leasing segment for reporting purposes. At March 31, 1997, the Registrant had under lease 10,405 railcars, including 5,932 tank cars and 4,473 hopper cars. Included in railcars under lease are 3,163 railcars (2,128 tank cars and 1,035 hopper cars) that are owned by third parties and subleased to the Registrant's customers. Substantially all of the Equipment is manufactured by the Registrant's parent company, Trinity Industries, Inc. ("Trinity").

   In addition to the overall condition of the United States economy, the volume of Equipment purchased and leased by the Registrant depends upon a number of factors, including the demand for Equipment manufactured by Trinity, the cost and availability of funds to finance the purchase of Equipment, Trinity's decisions to solicit orders for the purchase or lease of Equipment and factors which may affect the decisions of Trinity's customers to purchase or lease Equipment.

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

   Additional information concerning the Registrant's business and financial information about industry segments is contained in this report under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 7 and in the Financial Statements and Notes to Financial Statements on pages 9 through 14.

   Types of Leases. The Registrant primarily enters into operating leases. The Registrant records its cost as an investment in the Equipment leased. Depreciation expense is provided for financial reporting purposes on the straight-line method over the estimated useful life of the Equipment. For federal income tax purposes, depreciation expense is provided using accelerated methods.

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

   Railcar Leasing. The Registrant's railcars are leased to industrial companies in the petroleum, chemical, grain, food processing, fertilizer, coal, plastic pellet, and other industries which supply their own railcars to the railroads. The practice of United States railroads using privately-owned railcars developed because many types of commodity shipments were best handled in specialized railcars. The railroads either did not or were not in a position to supply these specialized railcars to shippers, and railcar leasing companies have come into existence as a result. Federal laws and regulations provide that it is the duty of common carrier railroads to furnish such railcars as may be reasonably necessary for the transportation of all commodities they hold themselves out as carrying, except that they have no obligation to supply tank railcars and no right to exclude tank railcars provided to shippers for loading on the railroads' lines. Railroads also have the exclusive right to furnish railcars other than tank railcars. Use of other privately-owned railcars is, therefore, optional with the railroads, and they are not required to use them if they are able to furnish railcars of their own. The approval of the railroad on which privately-owned railcars (other than tank railcars) are to be used is required before such railcars may be placed in service or assigned to handle traffic. The approval, known as OT-5, is obtained fairly easily in periods of railcar shortages, but in periods of oversupply, railroads may cancel OT-5 approvals or decline to grant new approvals.

   The number of railcars purchased in each of the last five fiscal years and all railcars purchased as a group prior to fiscal 1993 with the remaining economic life of the railcars in the lease fleet are detailed below.  The remaining economic life for railcars purchased prior to fiscal
1993 is based on a weighted average.  Some prior year totals have been adjusted to more accurately reflect amounts presented in the fiscal 1997 report.
                                                                   Prior to
           Year of purchase       1997   1996   1995   1994   1993   1993
     Tank Cars                     283    171    177    150    600   2,423
     Remaining economic life        30     29     28     27     26      21

     Hopper Cars                 1,581    882    110    169    266     429
     Remaining economic life        25     24     23     22     21      19


   The terms of the Registrant's railcar leases predominantly vary from one to fifteen years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. The average remaining lease term for the fleet is approximately 5.4 years. Under full service leases, if the Registrant makes a modification required by governmental or industry standards, the monthly car rental is increased on the basis of a prescribed formula.

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

   The holders of the 11.55% Equipment Trust Certificates due November 30, 1997, the holders of the 8.75% Equipment Trust Certificates due March 31, 1999, the holders of 10.25% Equipment Trust Certificates due January 31, 2000, the holders of the 10.2% Equipment Trust Certificates due October 31, 1998, the holders of the 9.44% Equipment Trust Certificates due September 3, 2001, the holders of the 8.24% Equipment Trust Certificates due June 30, 2002, the holders of the 7.65% Equipment Trust Certificates due December 31, 2002, the holders of the 6.96% Equipment Trust Certificates due June 24, 2003, the Trustee in the Leveraged Lease financing dated as of April 1, 1985, and Greyhound Leasing and Financial Corp. and CIT Group/Equipment Financing, Inc. (Lessors in two investment leases) and Pitney Bowes Credit Corp. (Lessor in three investment leases) have been designated "Benefitted Holders," and the requisite percentage of the holders of such Certificates for the aforementioned consent is 66 2/3%.

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

   Employees. At March 31, 1997, approximately 25 persons participated in the Registrant's operations, all of whom were employees of Trinity.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

   All of the issued and outstanding shares of common stock of the Registrant are owned by Trinity Industries, Inc. and are not traded on any exchange or otherwise. No dividends were declared or paid during the last two fiscal years.

Item 6.  Selected Financial Data.
          (in millions)
                                               Year Ended March 31
                                   1997      1996     1995     1994     1993
Operating results:
  Revenues. . . . . . . . . . . . $106.1    $135.4   $156.9   $104.6   $ 79.6
  Income maintenance fees
   from Trinity . . . . . . . . . $  -      $  -     $  -     $   -    $  1.4
  Net income. . . . . . . . . . . $ 17.7    $ 20.7   $ 20.8   $ 19.1   $ 11.7
 At year-end:
  Total assets. . . . . . . . . . $437.1    $442.7   $471.9   $495.1   $490.6
 Total long-term debt
   and obligation under
   capital lease. . . . . . . . . $143.4    $168.8   $205.2   $236.0   $244.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Financial Condition. The increase in Equipment on Lease at March 31, 1997 compared to March 31, 1996 is the result of the purchase of 1,864 railcars, partially offset by the sale or destruction of 1,081 railcars. The railcars sold were older cars with an average age of approximately 7.7 years. The decrease in 'Note receivable from Trinity' at March 31, 1997 compared to March 31, 1996 is due principally to equipment purchases and debt payments partially offset by proceeds from railcar sales. The decrease in 'Long-term debt' at March 31, 1997 compared to March 31, 1996 is due to scheduled principal payments.

   Operations. The decrease in revenues in fiscal 1997 compared to fiscal 1996 is due principally to higher levels of sales of selected railcar types previously held for lease in fiscal 1996. The decrease in revenues in fiscal 1996 compared to fiscal 1995 is due principally to the sale of the
barge fleet in fiscal 1995.   Changes in operating profit were caused by
the same factors.

   Revenue data on the average number of railcars and barges owned during the last five fiscal years is shown below. Revenue data below excludes proceeds from the sale of railcars and barges, and lease revenues from railcars not owned by the Registrant.

                                            Year Ended March 31
                               1997      1996      1995      1994     1993

Average railcars owned         6,683    6,582     7,783     8,589     8,064
Average revenue per railcar   $7,018   $6,898    $6,412    $6,578    $6,164

Average barges owned             -        -         219       219       220
Average revenue per barge    $   -    $   -     $92,817   $84,475  $102,272


  Interest income decreased in fiscal 1997 compared to fiscal 1996 due to a decrease in the average outstanding Note Receivable from Trinity. Interest income increased in fiscal 1996 compared to fiscal 1995 due to increase in
the average outstanding Note Receivable from Trinity.        The provision
for income taxes was 35.0% in fiscal years 1997,  1996, and 1995.  (See
Income Taxes in Notes to Financial Statements).     Liquidity and Financial
Resources. Liquidity for the leasing business differs significantly from that of industrial companies. Inflows of cash including lease and rental revenue, investment income and other income, and outflows of cash, including interest, maintenance, insurance and other operating expenses are reasonably determinable. Generally, excluding acquisition of Equipment for lease, sufficient funds are generated from operations to meet liquidity requirements. Sources of funds are principally from operations, borrowings and when required, quarterly payments from Trinity under the Fixed Charges Coverage Agreement. To the extent that funds generated from operations cannot provide adequate funds for investment in new assets for lease objectives or the timing of funds cannot be satisfactorily matched, external short-term or long-term financing may be required. In fiscal 1997, the combination of net cash provided by operating activities ($32.5 million) and net cash provided by financing activities ($39.7 million) were required to fund investing activities ($77.4 million). Short-term financing for working capital and to temporarily finance additional Equipment purchases is generally available from Trinity or from lines of credit from banks. Capital resources represent those funds available for long- term financing and major business commitments of the Registrant. For a leasing company, the capital assets available for lease are the principal resource of the business. For a leasing company to expand and grow, it is necessary to purchase additional capital assets.

  The average age of the Registrant's railcar fleet is approximately 4.2 years. The average economic life of the fleet is expected to be twenty five to thirty years. As the railcars age, increased maintenance and repair expenses may have an effect on the Registrant's results of operations. Capital expenditures for fiscal 1997 were $129.0 million. Capital expenditures projected for fiscal 1998 are approximately $64.3 million. Long-term financing needs have been and are expected to be met through the issuance of equipment trust certificates, and from time to time, the public offering of debt securities.

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

   Inflation.  Changes in price levels did not significantly affect the
               Registrant's operation in fiscal 1997, 1996, or 1995.

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

                       Report of Independent Auditors


Board of Directors
Trinity Industries Leasing Company

We have audited the accompanying balance sheets of Trinity Industries Leasing Company as of March 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Industries Leasing Company as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.




                                                        ERNST & YOUNG LLP

Dallas, Texas
May 6, 1997

                   Trinity Industries Leasing Company
                             Balance Sheets
                     (in millions except share data)

                                                   March 31
                                                1997      1996
Assets

Cash and cash equivalents. . . . . . . . . .   $  0.1    $  5.3

Note receivable from Trinity . . . . . . . .     43.4     108.5

Equipment on lease (predominantly
 long-term), at cost . . . . . . . . . . . .    454.1     391.6

Less accumulated depreciation. . . . . . . .    (70.6)    (70.2)

Other assets . . . . . . . . . . . . . . . .     10.1       7.5
                                               $437.1    $442.7



Liabilities and Stockholder's Equity

Accounts payable and accrued liabilities . .   $  8.8    $  9.7

Long-term debt . . . . . . . . . . . . . . .    143.4     168.8

Deferred federal income tax. . . . . . . . .     68.4      64.9

Other liabilities. . . . . . . . . . . . . .      2.4       2.9
                                                223.0     246.3
Stockholder's equity:
 Common stock $1.00 par; authorized
  10,000 shares; issued 1,000
  shares at March 31, 1997 and
  1996, respectively . . . . . . . . . . . .      -         -

  Additional paid-in capital . . . . . . . .     19.3      19.3
  Retained earnings. . . . . . . . . . . . .    194.8     177.1
                                                214.1     196.4
                                               $437.1    $442.7


See accompanying notes to financial statements.


                    Trinity Industries Leasing Company
                           Statements of Income
                           and Retained Earnings
                               (in millions)

                                           Year Ended March 31
                                           1997   1996    1995

Revenues  . . . . . . . . . . . . . . .   $106.1 $135.4  $156.9

Cost of revenues  . . . . . . . . . . .     69.6   94.4   112.2

Operating profit. . . . . . . . . . . .     36.5   41.0    44.7

Other (income)expenses:
 Interest income (including $6.9,$11.2,
  and $8.1 from Trinity in 1997, 1996,
  and 1995, respectively) . . . . . . .     (7.3) (11.4)   (8.2)
 Interest expense . . . . . . . . . . .     14.6   17.6    21.1
 Other, net . . . . . . . . . . . . . .      1.9    2.9    (0.2)
                                             9.2    9.1    12.7

Income before income taxes. . . . . . .     27.3   31.9    32.0

Provision (benefit) for income taxes:
 Current. . . . . . . . . . . . . . . .      6.0   24.6    28.7
 Deferred . . . . . . . . . . . . . . .      3.6  (13.4)  (17.5)
                                             9.6   11.2    11.2

Net income  . . . . . . . . . . . . . .     17.7   20.7    20.8

Retained earnings at beginning of year.    177.1  156.4   135.6

Retained earnings at end of year. . . .   $194.8 $177.1  $156.4


See accompanying notes to financial statements.


                   Trinity Industries Leasing Company
                         Statements of Cash Flows
                               (in millions)

                                           Year Ended March 31
                                           1997    1996    1995
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . .   $ 17.7  $ 20.7  $ 20.8
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization . . .     18.8    18.1    21.1
    Deferred provision (benefit) for
     federal income tax . . . . . . . .      3.6   (13.4)  (17.5)
    Gain on sale of equipment . . . . .     (4.7)  (10.2)   (8.1)
    Other . . . . . . . . . . . . . . .      1.1     1.1     0.1
    Changes in assets and liabilities:
     (Increase) decrease in other
       assets . . . . . . . . . . . . .     (2.6)   (1.2)    1.7
     Increase (decrease) in accounts
      payable and accrued liabilities .     (0.9)    0.7     5.1
     Decrease in other liabilities. . .     (0.5)   (0.9)   (0.7)
       Total adjustments. . . . . . . .     14.8    (5.8)    1.7
    Net cash provided by operating
     activities . . . . . . . . . . . .     32.5    14.9    22.5

Cash flows from investing activities:
 Proceeds from sale of equipment. . . .     51.6    91.3    76.1
 Capital expenditures . . . . . . . . .   (129.0)  (86.1)  (28.7)
    Net cash provided (required) by
     investing activities     . . . . .    (77.4)    5.2    47.4

Cash flows from financing activities:
 (Increase) decrease in note receivable
  from Trinity. . . . . . . . . . . . .     65.1    21.4   (39.1)
 Payments to retire long-term debt. . . (24.4) (35.5) (29.9) Decrease in long-term obligation
  under capital lease . . . . . . . . .     (1.0)   (0.9)   (0.9)
    Net cash provided (required)
     by financing activities. . . . . .     39.7   (15.0)  (69.9)

Net increase (decrease) in
 cash and cash equivalents  . . . . . .     (5.2)    5.1      -

Cash and cash equivalents at
 beginning of year. . . . . . . . . . .      5.3     0.2     0.2

Cash and cash equivalents at
 end of year. . . . . . . . . . . . . .   $  0.1  $  5.3  $  0.2

See accompanying notes to financial statements.


                     Trinity Industries Leasing Company
                       Notes to Financial Statements
                        March 31, 1997, 1996, 1995

Summary of Significant Accounting Policies and Basis of Presentation
(in millions)

   The Registrant purchases equipment manufactured by Trinity, of which the Registrant is a wholly- owned subsidiary, at market prices and leases the equipment to third parties. In addition, Trinity performs certain repairs and maintenance for the Registrant's equipment on lease. Costs and expenses include amounts paid or accrued to Trinity for repairs and maintenance of $0.2, $0.9, and $0.9, in fiscal 1997, 1996 and 1995, respectively. As described further in Income Taxes and Long-Term Debt, the Registrant has transactions with Trinity which are recorded on the bases determined by the parties.

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

   The Registrant enters into predominantly long-term lease contracts with third parties wherein the equipment is leased for a specified type of service over the term of the contract. The Registrant primarily enters into operating leases. Generally, lease contracts have terms of one to fifteen years. Future minimum rentals on operating leases in each of the following five fiscal years are approximately $59.1 in 1998, $49.4 in 1999, $41.7 in 2000, $34.3 in 2001,$29.7 in 2002 and $120.1 in the aggregate.

   The Registrant has future lease commitments of approximately $7.7 in 1998, $7.5 in 1999, $8.2 in fiscal 2000 and 2001, $7.9 in 2002 and $71.1 in the aggregate under six operating leases and one capital lease. The railcars are leased by the Registrant to established lessees under normal leasing arrangements.

   Depreciation expense is provided for financial reporting by the straight-line method over the estimated useful lives of the assets ranging from twenty five to thirty years. For federal income tax purposes, depreciation expense is provided using accelerated methods. Ordinary maintenance and repairs are charged to expense in the period incurred.

  Under arrangements between the Registrant and Trinity, Trinity provides to or receives from the Registrant financing, with interest at market rates. The note receivable from Trinity is dated March 1, 1994 and will mature in fiscal 2001. The interest rate on the note at March 31, 1997 is currently 7.50 percent. The note is not collateralized.

   In fiscal 1997, the Registrant adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which did not have a material impact on the assets of the Registrant.

    Certain reclassifications have been made to prior year statements to conform to the current year presentation.


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

   The net deferred tax liability at March 31, 1997 is $68.4 million and is comprised primarily of tax over book depreciation. All other items are not material.

Long-term Debt
(in millions)
                                                                  March 31
                                                               1997      1996
6.96 - 11.55 percent equipment trust certificates to
institutional investors, generally payable in semi-annual
installments of varying amounts through 2003 . . . . . . . .  $133.8    $158.1

Other. . . .  . . . . . . . .  . . . . . . . . . . . . . . .     9.6      10.7

                                                              $143.4    $168.8

   The equipment trust agreements contain provisions which, among other things, prohibit the Registrant from incurring funded indebtedness, as defined, if, after giving effect to the funded indebtedness proposed, the total funded indebtedness of the Registrant would then exceed eighty percent of the total capitalization, as defined, of the Registrant. Titles to railcars with a cost of $303.8 at March 31, 1997 have been assigned for the life of the respective equipment trusts to the trustees of the equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral.

   Trinity is required to pay fees to the Registrant quarterly to maintain net earnings, as defined, at specified levels.

   Interest of $15.0, $18.3, and $21.6 was paid by the Registrant in fiscal 1997, 1996, and 1995, respectively.

  Principal payments due during each of the next five fiscal years are:
1998 - $26.3; 1999 - $26.1; 2000 - $23.9; 2001 - $23.1; and 2002 - $23.8.

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

Segments of Business           Railcar           Corporate
(in millions)                  Leasing             Items   Total
Year ended March 31, 1997
Revenues . . . . . . . . . . . $106.1                -     106.1
Operating profit . . . . . . . $ 36.5                -      36.5
Identifiable assets. . . . . . $375.7               61.4   437.1
Depreciation . . . . . . . . . $ 18.8                -      18.8
Additions (net) to equipment . $ 82.0                -      82.0


Segments of Business           Railcar           Corporate
(in millions)                  Leasing             Items   Total
Year ended March 31, 1996
Revenues . . . . . . . . . . . $135.4                -     135.4
Operating profit . . . . . . . $ 41.0                -      41.0
Identifiable assets. . . . . . $312.5              130.2   442.7
Depreciation . . . . . . . . . $ 18.1                -      18.1
Additions (net) to equipment . $  4.7                -       4.7


Segments of Business           Railcar   Barge    Corporate
(in millions)                  Leasing Operations   Items   Total
Year ended March 31, 1995
Revenues . . . . . . . . . . . $104.8     52.1       -     156.9
Operating profit . . . . . . . $ 41.5      3.2       -      44.7
Identifiable assets. . . . . . $325.5      -       146.4   471.9
Depreciation . . . . . . . . . $ 18.1      2.1       -      20.2
Additions (net) to equipment . $ (8.6)   (30.7)      -     (39.3)



Item  9.  Disagreements on Accounting Financial Disclosure.

   No disclosure required.


Subsequent Event

   The Registrant filed Form 15 with the Securities and Exchange Commission to terminate its registration.


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

   The following table sets forth the names and ages of, and the positions and offices with the Registrant presently held by, all executive officers of the Registrant:


     Name           Age      Office        Principal Occupation

W. Ray Wallace      74     President &     President and Chief
                           Director        Executive Officer of
                                           Trinity since 1958


John T. Sanford     45     Senior Vice     Executive Vice President,
                           President and   Senior Vice President or
                           Director        Group Vice President of
                                           Trinity since 1993


F. Dean Phelps, Jr. 53     Vice President  Vice President
                           and Director    or Controller of
                                           Trinity since 1979

John M. Lee         36     Vice President  Vice President of
                                           Trinity since 1994

Neil O. Shoop       53     Treasurer       Treasurer
                                           or Assistant Treasurer
                                           of Trinity since 1979

J. J. French, Jr.   66     Secretary       Attorney, Joe French &
                                           Associates (a Professional
                                           Corporation)

Mr. Lee joined the Registrant in 1994. For at least five years prior thereto, Mr. Lee was a manager for a national public accounting firm.

Mr. French, an attorney, is President of Joe French & Associates (a Professional Corporation). For at least five years prior thereto, Mr. French was employed by Locke Purnell Rain Harrell (a Professional
Corporation).
Item 11.  Executive Compensation.

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

          (b) Reports on Form 8-K

               No Form 8-K was filed during the fourth
               quarter of fiscal 1997.



                    Trinity Industries Leasing Company
                       Index to Financial Statements
                               (Item 14(a))

                                                                       Page

Balance sheets at March 31, 1997 and 1996  . . . . . . . .               9

For each of the three years in the period ended
 March 31, 1997:
 Statements of income and retained earnings  . . . . . . .              10
 Statements of cash flows  . . . . . . . . . . . . . . . .              11
 Notes to financial statements . . . . . . . . . . . . . .              12


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

By:  F. Dean Phelps, Jr.
     F. Dean Phelps, Jr.
     Vice President
     August 18, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


    W. Ray Wallace
    W. Ray Wallace
    President and Director
    Principal Executive Officer
    August 18, 1997

    John T. Sanford
    John T. Sanford
    Senior Vice President and Director
    Principal Financial Officer
    August 18, 1997

    John M. Lee
    John M. Lee
    Vice President
    Principal Accounting Officer
    August 18, 1997